Form 10-K
period 2011-12-31
Jive Software, Inc.
filed 2012-03-12
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35367

JIVE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1515522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Lytton Avenue, Suite 200, Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-319-1920

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common stock began trading on The NASDAQ Global Market on December 13, 2011. As of December 31, 2011, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $381 million based on the number of shares held by non-affiliates as of December 31, 2011 and based on the last reported sale price of the registrant’s common stock on December 31, 2011.

The number of shares outstanding of the Registrant’s Common Stock as of March 12, 2012 was 61,464,783 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Stockholders’ Meeting are incorporated by reference into Part III.

JIVE SOFTWARE, INC.

2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Please refer to Item 1A. Risk Factors in this Annual Report on Form 10-K for a discussion of reasons why our actual results may differ materially from our forward-looking statements. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Overview

We were incorporated in Delaware in February 2001, with a mission to change the way that work gets done. We believe that our social business software unleashes creativity, drives innovation and improves productivity by increasing engagement within the enterprise, as well as with customers and partners. We believe that, just as consumer social technologies are changing the way we live, social business software is transforming the way we work.

We provide a social business software platform that we believe improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. We believe our platform is intuitive, easy to use, flexible and scalable, and can be provided as a public cloud service or as a private cloud solution. We are focused on unlocking the power of the enterprise social graph—the extended social network of an enterprise, encompassing relationships among its employees, customers and partners, as well as their interactions with people and content. Organizations deploy our platform to improve strategic decision making and employee productivity, enhance revenue opportunities, lower operational costs and increase customer retention.

Our comprehensive Jive Engage Platform enables collaboration across two principal communities: employees within the enterprise and customers and partners outside the enterprise. Internally, the Jive Engage Platform is used as a communications tool and collaborative workspace that supports and enhances knowledge sharing, facilitates communication within and across organizational boundaries, and enables individuals to work together to achieve common business goals. Externally, customers and partners of the enterprise use our platform to connect socially with one another, as well as with the enterprise, in a structured online community that allows users to ask questions, post answers and communicate about a product or particular issue. Our solution also taps into the social web by integrating relevant content and connections across the social networking landscape, enabling enterprises to improve their interactions with customers, leverage feedback to deliver improved products and services, and respond more quickly to market opportunities.

Our social business software has been recognized as a leading platform by industry analysts. Gartner has recognized us as a market leader in three distinct reports: the “Magic Quadrant for Social Software for the Workspace,” the “Magic Quadrant for Externally Facing Social Software” and the “Magic Quadrant for Social Customer Relationship Management.” Forrester lists us as a leader in two reports: “The Forrester Wave™: Enterprise Social Platforms, Q3 2011” and “The Forrester Wave™: Community Platforms, Q4 2010.”

We sell our platform primarily through a direct sales force both domestically and internationally. As of December 31, 2011, we had 667 enterprise Jive Engage Platform customers with over 20 million users within these customers and their communities. Some of our top 10 customers by annual contract value for the year ended December 31, 2011 include ACE Group, Hewlett-Packard Company, SAP AG, T-Mobile and UBS AG.

Recent Developments

During the fourth quarter of 2011, we received $131.4 million of net proceeds from our initial public offering. We used approximately $19 million of those proceeds for the repayment of outstanding debt. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

Our Industry

Impact of Social Networking in the Workplace

We believe the rise of social networking applications, such as Facebook, LinkedIn and Twitter, is creating demand for enhanced communication and collaboration capabilities in the workplace. Since its founding in 2004, Facebook has disclosed more than 845 million active users. LinkedIn, the largest professional network, has disclosed over 150 million members. These social networking websites and related tools not only enable individuals to easily communicate and share their opinions and recommendations, but also amplify the voices of marketplace participants and thus have profound implications for how consumers purchase goods and services. Individuals are becoming accustomed to connecting with others via an activity stream, through “friend” and “follow” relationships, and through links and “likes.” Further, social networking applications are increasingly mobile. For example, Facebook reports that over 425 million users access its services via mobile devices. As a result, individuals are more connected in their personal lives today than ever before, and information and digital content is created and shared rapidly and often virally via social networking websites, blogs and forums.

The Need for a New Way to Business

Despite the consumer social technology revolution, we believe little has changed in the enterprise. Over the past several decades, enterprises have invested heavily in legacy software applications to facilitate and manage internal and external communications, share documents, and collaborate within and among teams. However, we believe many of the applications deployed within enterprises today are based on business processes and software architectures that were originally designed in the 1980s and 1990s and thus are limited in their ability to leverage modern, Internet-based technologies and standards. Further, we believe, unlike consumer social networking applications, which are organized around people, most enterprise applications are architected around data to automate business processes, increase transactional efficiency, keep records, comply with regulations and process information. Many existing software applications within an enterprise are deployed in a dedicated functional area or to automate a single business process, with myriad point solutions for individual business functions and departments. Further, we believe many legacy enterprise applications designed to manage relationships external to an enterprise simply present static information and pre-defined content, rather than enable the real-time, interactive engagement demanded by customers. As a result of these data-centric architectures and legacy deployment models, we believe enterprises and their employees, customers and partners struggle to effectively discover information and share knowledge both within the enterprise and across enterprise boundaries.

Adoption of Social Business Software

Social business software has the potential to significantly improve how enterprises collaborate and share information with employees, customers and partners through unlocking the power of the enterprise social graph. We believe the deployment of social business software is increasingly becoming a mission critical initiative for business and IT executives. McKinsey Global Institute analyzed the business benefits of social business software in a study on enterprise social software and described the findings in a recent article entitled The rise of the networked enterprise: Web 2.0 finds its payday:

“A new class of company is emerging—one that uses collaborative Web 2.0 technologies intensively to connect the internal efforts of employees and to extend the organization’s reach to customers, partners, and suppliers. Results from our analysis of proprietary survey data show that the Web 2.0 use of these companies is significantly improving their reported performance. In fact, our data show that fully networked enterprises are not only more likely to be market leaders or to be gaining market share but also use management practices that lead to margins higher than those of companies using the Web in more limited ways.”

We believe these findings underscore the velocity at which social business is increasingly becoming a mission critical initiative for enterprises and is fundamentally changing the way people work.

We believe that the addressable market for social business software encompasses the overall market for collaborative applications, which IDC1 estimates will be $10.3 billion by 2013. Additionally, we believe social business software has begun to displace the functionality of, and derive budget historically set aside for, adjacent application areas, including content management, customer relationship management, marketing automation and enterprise portals.

Requirements for Social Business Platforms

We believe that social business platforms need to incorporate the following key elements:

•	Uniform platform for the enterprise. Address the entire business, not one specific function or department.

•

Internal and external communication. Enhance communication both inside and outside the enterprise and connect employees with customers and partners; engage customers in public communities and the social web.

•	Right content, right place. Improve relevance of information delivered to each user and make content and people easily discoverable and accessible.

•	Scalable and secure. Scale to meet the needs of the largest enterprises, while meeting increasingly complex security, compliance and regulatory requirements.

•	Seamless integration. Leverage information from legacy enterprise applications such as email and other content management and collaboration applications.

•

Standards-based application framework. Enable the development of applications by enterprises and third-party developers to extend and integrate with the functionality of the social business software platform.

•	Configurable and versatile. Simplify custom configuration for each individual business and offer a variety of features and functions via a unified platform.

•	Deployable in public or private cloud. Leverage the functional and cost advantages of being delivered as a hosted service or in a private cloud deployment model.

[1]	IDC. Worldwide Collaborative Applications, 2011-2015 Forecast by Erin Traudt. Doc #228926. June 2011.

Our Solution

We deliver a social business software platform that features the innovation, creativity and ease of use found in consumer applications combined with the security, flexibility and scalability necessary for enterprise deployment.

Key Elements

•

Unified social software platform for the enterprise. We offer an enterprise-class social software platform, purpose-built to enable our customers to manage workplace communication and collaboration. Our solution can be deployed across all employees, functional departments and business units.

•

Communities for employees, customers and partners. Our solution enables our customers to operate both internal and external communities by offering a platform that allows communication and collaboration between and among employees, customers and partners.

•

Discovery of relevant information and experts. Our platform includes a proprietary recommendation engine that helps users connect to and easily locate relevant information and experts on an enterprise-wide basis across departmental and geographic boundaries, as well as across externally-facing customer and partner communities.

•

Scalable and secure. Our platform is capable of supporting large deployments, including those with complex environments with tens of thousands of employees internally and millions of users externally. We provide tools to help our customers manage the critical elements of application security, including authentication, authorization and regulatory compliance.

•

Integration with existing enterprise applications. Our platform integrates with legacy IT infrastructure and a broad range of existing enterprise applications—including email, content management, customer relationship management, marketing automation, product development, eCommerce and instant messaging—and enables access from mobile devices, browsers, desktop applications, collaboration applications and consumer social platforms.

•

Enterprise applications market built on open standards. We enable customers and third parties to develop applications that leverage our platform through our Jive Apps Market, built on the industry standard OpenSocial specifications, which allow social graph data to be shared between browser-based applications. Users can easily find, purchase and install applications tailored to meet specific business needs in a variety of industries and business functions, enabling further innovation and functionality on our platform. Developers can leverage the enterprise social graph to make applications more social and broaden their reach.

•

Readily deployable and configurable solution. Our platform has been developed to facilitate easy deployment with familiar interfaces. We offer our customers the ability to configure our solutions to deliver the specific functionality and user experience they want for their end-users, and the ability to modify the look and feel of our solutions to conform to their branding or other requirements.

•

Public cloud and private cloud delivery. Our customers can use our platform on demand through the public cloud, or via a private cloud. This flexible delivery model allows us to meet a variety of security and cost requirements and better address the needs of each customer, and enables us to target a wider range of potential customers.

Business Benefits

•

Improve strategic decision making. Our platform helps our customers to improve and accelerate decision making by increasing the flow of ideas, streamlining and recommending the most relevant content, and delivering a comprehensive set of analytics that provide insight into employee and customer communications.

•

Improve employee productivity. Our centralized collaboration platform and proprietary recommendation engine leverages relationships, expertise and areas of interest to efficiently connect employees with one another, simplify the process of finding people and information and substantially reduce duplicate tasks. Employees can also collaborate more effectively through sharing and commenting using our platform and leveraging our integrations with legacy business applications.

•

Enhance revenue opportunities. Our platform helps our customers to create and manage external communities, which can increase brand awareness, attract new customers, inspire new product ideas and deliver referrals to sales teams. Internal communities can also make our customers’ sales representatives more efficient by quickly connecting them with relevant information and expertise within the enterprise.

•

Lower operational costs. Our platform helps our customers reduce operating costs via communication efficiencies and improved knowledge management. Externally, our solution enables our customers to provide more effective and efficient support communities while significantly reducing customer support infrastructure expenses, including call centers. Internally, our solution can reduce information discovery time for end-users, reducing ramp time for new hires and increasing employee efficiency.

•

Increase customer retention. We enable enterprises to strengthen connections to their customers. Our platform enables enterprises to increase customer satisfaction and retention by establishing communities to support their end-users and enable their end-users to interact with each other. This support and interaction allows our customers to more quickly and effectively process end-user queries and feedback.

Our Strategy

Our goal is to extend our industry leadership in social business software. The principal elements of our strategy include:

•

Grow our customer base. In order to grow our customer base, we are investing heavily in our direct sales efforts. In particular, we intend to significantly invest in our sales organization in the United States, Europe, South America and Asia. Additionally, we plan to grow our indirect distribution efforts by increasing our network of channel partners. We are also in the process of developing a new cloud-based offering initially targeted at making it easier for departments within a larger organization to get started using Jive and ultimately drive viral adoption within the larger organization.

•

Expand business with existing customers. We have successfully migrated, and intend to continue migrating, customers from a single external community or departmental deployment to broader implementations over time, including the upsell of additional users, page views, modules and additional communities. We will continue to focus on generating positive user experiences and tangible business results that we believe will drive incremental demand for our solutions.

•

Innovate and extend our technology and product leadership. We intend to expand our current platform and extend our product leadership by developing and acquiring innovative technologies and products, and leveraging the innovation of our partners in the Jive Apps Market. For example, in the second quarter of 2011 we introduced an update to our platform with the release of Jive 5.0, which includes new features such as Jive What Matters, a recommendations engine, and enhanced integration with Microsoft Office and Microsoft Outlook, enabling a more comprehensive social experience.

•

Develop the Jive ecosystem. We intend to continue to develop the Jive ecosystem by enabling customers and other third parties to create applications that integrate with our platform. We further intend to increase the number of our Jive Alliance Partners that provide strategic advisory, business transformation and customization services for our solutions.

Our Platform

Our flagship product, the Jive Engage Platform, offers industry-leading social business capabilities that enable employee, customer and partner engagement on a unified platform. The core platform can be expanded by adding optional modules, including Analytics, Ideation, Mobile, Video, and Jive Connects, which connect the Jive Engage Platform to existing enterprise systems. Our platform can also be extended to include cloud and customer-built applications through the Jive Apps Market and connections to the social Web through Jive Fathom. All of this activity and content is aggregated and presented to users via the Jive What Matters layer.

The Jive Engage Platform

The Jive Engage Platform serves two types of communities:

•

Employees. Our platform connects users across the enterprise and its functional departments, leveraging social intelligence, such as business relationships, expertise and areas of interest, to proactively provide relevant documents, discussions and other content to users.

•

Customers and partners. Our platform enables our customers to build and manage external communities to build their brand, increase interaction and feedback, and reduce their support costs through enhanced online communication with their own customers and business partners.

Core Platform Capabilities and Features

Our social business software platform includes the following capabilities and features:

•

Social networking capability. The Jive Engage Platform enables rich social profiles, visual enterprise directories, connections and expertise identification. Users can easily find, follow and access both people and data through structured spaces, including public and private social groups and projects. This provides users with up to the minute access to relevant and critical information.

•

Comprehensive communication environment. Our platform enables blogging, microblogging, discussions, Q&A and direct messaging and aggregates these familiar methods of social communications into the Jive What Matters interface to allow users to find relevant information quickly and easily.

•

Engaging social features. Our platform provides a streamlined and intuitive user interface and enables commenting, sharing Web bookmarks, “liking,” reviews and rating capabilities designed to capture the attention of a user and drive interaction and adoption.

•

Reputation and recognition. Our platform provides a variety of mechanisms for users to be recognized for their contributions to the community and to proactively build their reputations, including community status leaderboards, user achievement badges, and trending people and content.

•

Content and collaboration. Our platform includes wikis, document sharing, an easy-to-use rich text editor, and full-fidelity rendering of Microsoft Office documents and PDFs with inline commenting, allowing users to collaborate real-time. Our platform enhances collaboration by allowing users to control access to content at the individual, group or document level.

•

Search. Our platform includes advanced search capabilities to locate relevant people, content and groups using information captured in the enterprise social graph, such as users’ unique skills or profile information.

•

Community bridging. Our innovative bridging capability enables an enterprise to expand its operating ecosystem, bringing discussions and questions in external communities back into the enterprise. With one click, an internal user can post a response back to an external discussion.

•

Security. Our platform allows customers to control access to specific content and groups. In addition, it is designed to take advantage of and integrate with existing security and authentication systems.

•

Connections to legacy systems. Our platform can integrate with legacy systems such as customer relationship management, enterprise resource planning, software configuration management, or product lifecycle management systems, via our application programming interfaces, or APIs.

Jive What Matters

Jive What Matters is an innovative user interface that makes it easy to track, consume, manage and filter critical business information, communications and actions. A key component of Jive What Matters is a highly tuned enterprise activity stream that enables users to rapidly access, discover and interact with conversations, content and decisions. Our noise filtering capability addresses the challenges of information overload, helping users focus on mission critical, timely information. Additionally, Jive What Matters draws on real-time intelligence derived from the enterprise social graph to predict and recommend content, people and groups to users, based upon employee roles, positions and previous communications.

Jive Apps Market

The Jive Apps Market provides a secure market of business applications that are integrated to and accessed from within the Jive Engage Platform. Built on the industry standards established by the OpenSocial Foundation, the Jive Apps Market enables customers and third parties to develop applications that provide access to existing enterprise applications and provides a secure way of deploying popular cloud-based applications. Developers can leverage the enterprise social graph to make applications more social and to broaden their reach. These applications can be easily found, purchased and installed by end-users, and allow our platform to be further extended and tailored to meet specific business needs in a variety of industries and business functions.

Platform Modules

Jive offers additional functionality in modules built to integrate with the Jive Engage Platform.

Jive Connects. Jive Connects provides prebuilt integration with common content management applications, communication systems and systems of record, including the following:

•

Microsoft Outlook. Enables users to interact with our platform from the familiar interface of Microsoft Outlook. Users can see activity streams and social profiles, comment on documents and blog posts, and create status updates and discussions, from within Microsoft Outlook. Users can also turn email threads into discussions and post email attachments directly to our platform. Users can use the search feature to include people, emails, appointments, and attachments from Microsoft Outlook, as well as documents and discussions from the Jive Engage Platform.

•

Microsoft Office. Users can collaborate on Microsoft Office documents, including co-authoring across different Microsoft Office versions, publishing content directly to our platform and participating in document discussions from directly within Microsoft Word, PowerPoint or Excel.

•

Content management systems. Content management systems, such as Microsoft SharePoint, can be integrated into our platform so that content can be shared across our platform and these systems. Users can search our platform and content management systems simultaneously and can access our social capabilities from within these systems.

•	Enterprise IM. Enterprise instant messaging systems, such as IBM Sametime, can be integrated into our platform.

Jive Fathom. Our Social Media Engagement module, Jive Fathom, allows employees, including marketers, product designers, and sales and customer service representatives, to listen to, engage in and analyze conversations on the social web relevant to their company, such as conversations relating to product lines, industry, sales accounts or competition. Our platform captures and analyzes real-time content from Twitter, Facebook and thousands of blog and news sources to provide a comprehensive view of real-time discussions. As information is captured, our platform assesses the influence of the author as well as the sentiment of the information. With Jive Fathom users can engage on Facebook and Twitter from within the Jive Engage Platform to manage their brand, increase awareness, provide support, build relationships with influencers and identify sales opportunities.

Analytics. In addition to the standard reporting included in the Jive Engage Platform, the Analytics module provides detailed reporting on the rich information captured by our platform, including key indicators covering adoption, participation and usage trends.

Ideation. Our Ideation module involves employees, customers and partners in the process of capturing, refining and prioritizing innovative ideas. Once an idea is submitted, users can vote it up or down, and discuss ways to improve the idea. Those managing the ideation process can categorize ideas to keep participants up-to-date of progress.

Mobile. Our Mobile module enables users in both internal and external communities to access our platform from mobile devices. Users can search for people and content, participate in discussions and post status updates remotely. Because Jive Mobile is built on mobile standards such as HTML5, it is accessible on any Internet connected mobile device, including on mobile platforms such as Apple iOS, Google Android and Blackberry OS. The mobile interface can also be themed to reflect a company’s brand, ensuring a consistent brand experience.

Video. The Jive Engage Platform includes the ability to embed videos in different content types and to create a secure video storage, management and streaming service as part of an internal or external community.

Professional Services and Customer Support

Our professional services team provides a range of offerings including strategy consulting, project management, technical expertise, and education and training. Our team leads the design, implementation and launch of a Jive community and seeks to ensure that our solution meets the design and implementation parameters established by our customers. We also provide post-launch support and on-going assistance to encourage and facilitate adoption within the enterprise.

We offer training services to our customers and partners. We offer both traditional classroom-style, instructor-led training either in-person or over the web and online educational classes. We also provide a variety of training videos and quick start guides that are available online. Our education offerings are targeted at training partners, users, community mangers and system administrators.

Our global customer support organization provides both proactive and customer-initiated support. Assistance is available by email, telephone and self-service through our online Jive Community built on our social business platform. Customers can track the status and relevant information relating to their queries in real-time and have access to a wide range of information sharing utilities that facilitate access to both internal and external community feedback.

Our support team is staffed with experienced software support specialists and engineers and has experience with the software systems with which our products integrate. We engage in regular training and certification processes as new products and technologies are introduced.

Our basic deployment includes standard support. Our customers may contract for increased levels of support, which provides for higher required service levels for response and resolution time as well as additional support services.

Technology and Operations

The Jive Engage Platform was built to deliver an intuitive end-user experience to encourage high levels of end-user adoption and engagement in a secure enterprise environment. Our solutions combine proprietary technology we have created with technology developed in the open source community. Our use of open source technology allows us to both increase the speed at which we develop and enhance our solutions as well as reduce the overall cost of providing our social business software platform.

The core application of the Jive Engage Platform is written in Java and is optimized for usability, performance and overall user experience. It is designed to be deployed in the production environments of our customers, runs on top of the Linux operating system and supports multiple databases, including Microsoft SQL Server, MySQL, Oracle and PostgreSQL. The core application is augmented by externally hosted web-based services such as a recommendation service and an analytics service. We have made investments towards consolidating these services on a Hadoop-based platform. The Jive Engage Platform integrates with existing enterprise systems and can be extended with new functionality through the utilization of a broad set of APIs. These APIs enable Jive Connects and the Jive Apps Market, and facilitate the building of custom integrations to our platform.

Our social business software platform is provided through the public cloud or on-premise in a private cloud and leverages the same code base regardless of how it is deployed. In both our public cloud and private cloud deployments, our customers can customize our platform to meet their enterprise requirements for branding and security, through customer-specific domain names, SSL encryption and other mechanisms.

We host our public cloud platform for hundreds of our customers and millions of end-users. We work with SunGard to deliver our social business software platform on an enterprise class hardware platform that provides performance, flexibility and a high level of security. We currently utilize three SunGard facilities located in Aurora, Colorado, Mississauga, Ontario and London, U.K. Each facility offers multiple network providers, as well as services to help ensure reliability, redundancy and performance. In addition to our SunGard relationship, we maintain and operate an additional facility in Chicago, Illinois for offsite backup storage.

We recently began to transition our operating environment to a co-located facility, located in Phoenix, Arizona, managed by our internal network operations team. We believe this transition will enable us to continue to increase the quality of services as well as improve our cost of delivery. In connection with this migration, we have also developed technology that enables us to automate the process of deploying and upgrading customer environments. We continue to make significant investments in our hosting infrastructure to improve efficiency, performance, security and to increase our ability to scale our hosting environment. Our architecture and security team is based in our Palo Alto, California headquarters, and our network operations center and deployment team is based in Portland, Oregon.

Sales and Marketing

We sell our platform primarily through our global direct sales organization. Our direct sales team is comprised of inside sales and field sales personnel who are organized by geographic regions, including the United States, South America and Europe. We intend to expand into Asia in 2012. We also work with channel partners, including resellers, leading global outsourcing vendors and system integrators. As of December 31, 2011, we had 127 employees in sales and marketing and we had over 100 Jive Alliance Partners distributing our platform worldwide.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target company executives, technology professionals and senior business leaders. Our principal marketing programs include:

•	use of our website to provide product and company information, as well as learning opportunities for potential customers;

•	field marketing events for customers and prospects;

•	inside sales professionals who respond to incoming leads to convert them into new sales opportunities;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	customer programs, including user meetings and our online customer community;

•	online marketing activities, including direct email, online web advertising, blogs and webinars;

•	public relations and social networking initiatives;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and

•	sponsorships and participation in marketing programs in the broader Jive ecosystem including Jive Apps Market partners.

In addition, we host our annual JiveWorld global user conference, where current and potential customers participate in a variety of programs designed to help drive business results through the use of our platform. This conference features a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries. Attendees also gain insight into our recent product releases and enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Customers

We generally sell our platform and related services through our global sales organization directly to businesses, government agencies and other enterprises. As of December 31, 2011, we had 667 Jive Engage Platform customers in diverse industries, including consulting services, education, financial services, healthcare, life sciences, manufacturing, retail, telecommunications and technology. No individual customer represented more than 10% of our total revenues in 2011, 2010 or 2009.

The following table sets forth a representative list of our largest customers by industry category:

Financial Services	Healthcare	Retail
E*TRADE Financial Corporation Fidelity Liberty Mutual Scotiabank UBS AG	Allscripts Cerner Kaiser Permanente Mayo Clinic United Health Group	Avon Enterprise Holdings, Inc. Nike Starbucks Yum! Brands

Technology	Telecommunications
Hewlett-Packard Hitachi Data Systems McAfee NetApp SAP AG	Alcatel-Lucent Motorola Solutions Sprint T-Mobile Verizon

Research and Development

Our engineering efforts support product development across all major operating systems, browsers, databases and mobile devices. We work closely with our customers and our user community to continually improve and enhance our platform and develop new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. Our Jive Community allows customers to suggest, collaborate on and vote on new features and functionality. This input is utilized in many of our development plans and provides valuable customer insight that we use to establish the priorities of our engineering team. We also incorporate feedback from our employees, all of whom test our platform before each major release. Leveraging the platform architecture of Jive 5.0, we can quickly introduce new features across our entire customer base without the need for customers to install or implement any software.

As of December 31, 2011, we had 136 employees in research and development.

Competition

The overall market for social business software solutions is rapidly evolving and highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft and IBM, enterprise software application providers which are adding social features to their existing applications, such as salesforce.com, inc., and smaller specialized software vendors. Our primary competition currently comes from established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. Additionally, we compete with smaller companies who may adapt better to changing conditions in the market.

We expect that the competitive landscape will change as the market for social business software consolidates and matures.

We believe the principal competitive factors in our market include the following:

•	total cost of ownership;

•	breadth and depth of product functionality;

•	brand awareness and reputation;

•	ease of deployment and use of solutions;

•	level of customization, configurability, security, scalability and reliability of solutions;

•	ability to innovate and respond to customer needs rapidly;

•	size of customer base and level of user adoption; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.

We believe that we compete favorably on the basis of these factors. Notwithstanding the fact that some of our competitors offer the basic versions of their products for free or as low-cost additions to other software suites, we have demonstrated that customers are willing to pay for the value that our platform delivers. Our ability to remain competitive will depend, to a great extent, upon our ongoing performance in the areas of product development and customer support.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name to protect our intellectual property. We have only recently begun to implement a strategy to seek patent protections for our technology and processes. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. As of February 29, 2012 we had four pending U.S. patent applications.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which our products and solutions are distributed. Also, protecting our intellectual property rights is costly and time-consuming and the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any impairment of our intellectual property rights could harm our business or our ability to compete and harm our operating results.

Employees

As of December 31, 2011, we had 430 regular full-time employees, including 31 in hosting, 32 in support, 60 in professional services, 136 in research and development, 127 in sales and marketing and 44 in general and administrative roles. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Segments

We sell a single platform, have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we operate in a single reporting segment, software sales and services. For a discussion of revenues, operating profit or loss and total assets, please see Part II, Item 8 of this Form 10-K.

Geographic Information

See Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Key Metrics” for information regarding our backlog.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also make available, free of charge on our website at www.jivesoftware.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (646) 277-1217.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial condition, and the trading price of our common stock.

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred losses in each of the last five years, including a net loss of $50.8 million in 2011. At December 31, 2011, we had an accumulated deficit of $104.7 million. As we continue to invest in infrastructure, development of our solutions and sales and marketing, our operating expenses will continue to increase. Additionally, to accommodate future growth, we are in the process of transitioning our customer data centers from a third-party service provider to a co-located facility managed by our internal network operations team. This transition has required and will continue to require significant up front capital expenditures and these costs and expenses will be incurred before we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in recent periods, you should not consider our recent revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which makes it difficult to predict our future operating results.

Although we were incorporated in 2001, our current platform, the Jive Engage Platform, was not introduced until 2007 and, at that time, we began offering our platform on a subscription basis for internal and external communities. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth.

We have encountered and will encounter risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described in this report. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

Our future growth is, in large part, dependent upon the widespread adoption of social business software by enterprises and it is difficult to forecast the rate at which this will happen.

Social business software for enterprises is at an early stage of technological and market development and the extent to which social business software will become widely adopted remains uncertain. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market or the entry of competitive solutions. Any expansion of the social business software market depends on a number of factors, including the cost, performance and perceived value associated with social business software. If social business software does not achieve widespread adoption, or there is a reduction in demand for social business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenue and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

The market for social business software is in its early stages of development and intensely competitive, and if we do not compete effectively, our business would be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. These well established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, resulting in increased competition.

Several early stage private social business software companies have obtained significant financing, which could enable these competitors to offer lower pricing, execute deeper and broader marketing programs, expand their product offerings and functionality and significantly increase the size of their sales force; all of which could adversely affect our billings, revenues, and margins.

Some potential customers, particularly large enterprises, may elect to develop their own internal solutions. In addition, some of our competitors offer their solutions at a lower price or at no cost, which has resulted in pricing pressures and increased competition. If we are unable to price our solutions appropriately, our operating results could be negatively impacted. In addition, lower margins, pricing pressures and increased competition generally could result in reduced sales and billings, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. Current or potential competitors may be acquired by third parties with greater available resources and as a result of such acquisitions, might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their solutions, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. If we are unable to compete effectively for a share of our market, our business, operating results and financial condition could be materially and adversely affected.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding social collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths, or on other terms that are less economically beneficial to us. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings may be adversely impacted. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to implement our platform in the public cloud. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the up-front expenses associated with our sales and implementation efforts.

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings, including additional modules, users or page views, communities or professional services. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We also invest various resources targeted at expanding the utilization rates of our platform. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenue. If our efforts to upsell to our customers are not successful, our business would suffer.

Our quarterly results are likely to fluctuate due to a number of factors, and the value of our stock could decline substantially.

Our quarterly operating results are likely to fluctuate as a result of a variety of factors, many of which are outside our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions, rate of renewals and the rate of new business growth;

•	changes in the mix of the average term length and payment terms;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	purchases of new equipment and bandwidth in connection with planned data center expansion;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third party contractors to fulfill demand;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees.

Additionally, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter, which may impact our revenue and billings significantly.

We may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

Due to our evolving business model, the rapid pace of technological change, the unpredictability of the emerging market in which we participate and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers or the price for which we are able to sell our platform falls short of our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

We believe that our quarterly operating results, including the levels of our revenues and billings, may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of any one quarter as an indication of future performance.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, and we may have to delay revenue recognition for some of the more complex transactions, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use, technical capabilities, security and benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

We rely on a third-party service provider to host some of our solutions and any interruptions or delays in services from this third party could impair the delivery of our products and harm our business.

We currently outsource our hosting services to SunGard Availability Services LP, or SunGard. These services are provided by three of SunGard’s data centers worldwide. We do not control the operation of SunGard’s facilities and therefore must rely on SunGard to ensure that our technology and customer data is adequately protected. SunGard’s facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, a decision by SunGard to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service which would materially impact our customers’ use of our offerings and may result in financial penalties.

Additionally, we are in the process of transitioning a portion of our hosting services to a Jive managed hosting facility. This facility is subject to the risks as those existing in our SunGard facilities as well as other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

Furthermore, the availability of our platform could be interrupted by a number of additional factors outside of our hosting facilities, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. For example, in January 2011, we experienced a hosting outage, which impacted some of our customers for up to 14 hours. As a result of this outage, we provided service credits to certain customers. If we experience similar outages in the future, we may experience customer dissatisfaction and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

A rapid expansion of our business could cause our network or systems to fail.

In the future, we may need to expand our hosting operations at a more rapid pace than we have in the past, spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and infrastructure to handle increased customer demand and introduce new solutions. For example, if we secure a large customer or a group of customers which require significant amounts of bandwidth or storage to enable their community, we may need to increase bandwidth, storage, power or other elements of our hosting operations and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. In addition, our sales expansion strategies in Asia and Latin America may require us to set up or partner with hosting providers in those regions and we may have to spend substantial amounts to purchase or lease new data centers and equipment. Any such expansion could be expensive and complex and result in inefficiencies or operational failures and could reduce our margins.

Our planned transition from third-party hosted data centers for our public cloud customers to our own managed facilities is expensive and complex, and could result in inefficiencies or operational failure and increased risk.

Our planned transition from data centers managed by a third-party service provider to a co-located facility managed by our internal network operations team is complex, could result in operational inefficiencies or operational failures and will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. We expect these investments will have a negative impact on margins in the near term. In this regard, we anticipate making capital expenditures of approximately $10.0 million during 2012 for purchases of network equipment, as well as for additional hosting services. If it takes longer than we expect to complete this transition, the negative impact on our operating results would likely exceed our initial expectations, particularly if the scope of the project grows and we deploy additional resources and hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

There is an increased risk that service interruptions may occur as a result of our data center transition or other unforeseen issues. Even after we transition our data centers, we will remain subject to the continued risks associated with data center operations, including security and privacy compliance, the maintenance of appropriate data security certifications, risks of disruptions or delays in services and other factors. Our failure to effectively manage these risks could damage our reputation and result in a financial liability or a loss of customers, which would harm our business and operating results.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our hosting operations involve the storage and transmission of data and security breaches could result in the loss of this information, litigation, indemnity obligations and other liability. While we have security measures in place our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers' data or our data, including intellectual property and other confidential business information.

Our hosting, support and professional services personnel sometimes must access customer communities to fulfill our contractual obligations to provide these services to our customers. This access may result in exposure to confidential customer data that is stored within our platform. If our personnel or our software systems were to permit unauthorized loss or access to this customer data, our reputation could be damaged and we could incur significant liability.

Additionally, while our platform is not intended for the transmission or storage of sensitive health, personal and financial information and we contractually prohibit our customers from doing so, we do not monitor or review the content that our customers upload and store within their communities. Therefore, we have no direct control over the substance of the content within our hosted communities. If customers use our platform for the transmission or storage of sensitive health, personal or financial information and our security measures are breached our reputation could be damaged, our business may suffer and we could incur significant liability as many domestic and international laws place a higher burden of care on organizations that transmit and process this type of information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our operating results.

In addition, through the Jive Apps Market our customers may obtain third party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit sales of our platform.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union and the Federal Data Protection Act recently passed in Germany.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

We have experienced rapid growth in recent periods. If we fail to manage such growth and our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced significant growth in recent periods. For example, we grew from 159 employees at December 31, 2009 to 430 at December 31, 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Several other countries, including Canada and several Latin American countries, have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet, such as the German Multimedia Law of 1997. Increased enforcement of existing laws and regulations, as well as any laws, regulations, or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions and reduce the demand for our social business software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations which can impose significant risk of termination and financial penalties if we fail to comply.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new social business software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing social business software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenue. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

In the second quarter of 2011, we launched our Jive Apps Market. We have devoted significant resources to the development of this new offering and we plan to continue to invest in its growth and adoption. The success of the Jive Apps Market depends, in part, on the willingness of third-party developers to build applications that are complementary to our platform. The Jive Apps Market, as well as other future initiatives, may present new and difficult technology challenges and end-users may choose not to adopt our new solutions, which would harm our operating results. Additionally, the Jive Apps Market includes applications that are built by third-party application developers. This may subject us to additional risks, including the risk that such applications, in particular those developed by smaller, independent developers, cause harm to our reputation and subject us to liability due to, for example, quality issues, the lack of sufficient security within the application, infringement of third-party intellectual property and the introduction of viruses, any of which could harm our business.

In addition, we are in the process of investing in the development of a cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using Jive, driving viral adoption. If this new offering is not successful we may not achieve the revenue growth we anticipated to offset the investments we have made and our operating results could be adversely affected.

Our platform must integrate with a variety of operating systems, software applications and hardware that are developed by others and, if we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our platform.

Our social business software platform must integrate with a variety of network, hardware and software platforms, including Microsoft Office, and we will need to continuously modify and enhance our platform to adapt to changes in Internet-related hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our platform, result in customer dissatisfaction and harm our business. If we are unable to respond in a timely manner to these changes in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing devices other than personal computers, such as mobile phones and other handheld devices, to access the Internet and corporate resources and conduct business. If we cannot effectively make our platform available on these mobile devices, we may experience difficulty attracting and retaining customers.

We derive a substantial portion of our revenues from a single software platform.

We derive a substantial portion of our total revenues from sales of a single software platform, the Jive Engage Platform, and related modules. As such, any factor adversely affecting sales of this platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

Our business could be adversely affected if our customers are not satisfied with our implementation, customization or other professional services provided by us.

Our business depends on our ability to satisfy our customers and meet our customers’ business needs. If a customer is not satisfied with the type of solutions and professional services we deliver, we could incur additional costs to remedy the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional services from that customer. If we are not able to accurately estimate the cost of services requested by the customer, it might result in providing services on a discounted basis or free of charge until customer satisfaction is achieved. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers. Further, we have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenues and cash flow if the customer defaults and fails to pay amounts owed, which could have a negative impact on our financial condition and operating results.

Additionally, large enterprises may request or require customized features and functions unique to their particular business processes. If prospective large customers require customized features or functions that we do not offer, then the market for our platform will be more limited and our business could suffer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our platform, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms, or fail to purchase additional features. If any of these were to occur, our revenues and billings may decline and we may not realize significantly improved operating results.

We might experience significant errors or security flaws in our platform.

Despite testing prior to their release, software products frequently contain undetected errors, defects or security vulnerabilities, especially when initially introduced or when new versions are released. Errors in our platform could affect the ability of our platform to work with other hardware or software products, impact functionality and delay the development or release of new solutions or new versions of solutions and adversely affect market acceptance of our platform. The detection and correction of any bugs or security flaws can be time consuming and costly. Some errors in our platform and related solutions may only be discovered after installation and use by customers. Any errors, defects or security vulnerabilities discovered after commercial release or contained in custom implementations could result in loss of revenues or delay in revenue recognition, loss of customers or increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Our platform has contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, data security breaches, data loss or corruption or other harm to our customers. Undiscovered vulnerabilities in our platform could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our solutions, result in unauthorized access to customer data or fraudulently individuals to provide their log-in credentials. Actual or perceived security vulnerabilities in our platform could result in contractual liability, harm our reputation and lead some customers to cancel subscriptions, reduce or delay future purchases or use competitive solutions.

Failure to adequately expand our direct sales force will impede our growth.

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take nine to 12 months or longer before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

Our growth depends in part on the success of our strategic relationships with third parties.

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, we are investing resources in building our indirect sales channel by establishing relationships with third-parties to facilitate incremental sales, and to implement and customize our platform. In addition, we are also establishing relationships with other third-parties to develop integrations with compatible technology and content. These relationships may not result in additional customers or enable us to generate significant billings or revenues. Identifying partners, negotiating and documenting relationships with them require significant time and resources. Our agreements for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues and billings could be impaired and our operating results would suffer. In particular, leveraging third party reseller and referral partner relationships is important to our strategy to expand our presence in the Latin America and Asia Pacific regions. If these relationships are not successful it could impede our growth in revenues and billings.

Our use of open source technology could impose limitations on our ability to commercialize our platform.

We use open source software in our platform. The terms of various open source licenses have not been interpreted by the United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. In such event, we could be required to seek licenses from third parties in order to continue offering our platform, to re-engineer our technology or to discontinue offering our platform in the event re-engineering cannot be accomplished on a timely basis, any of which could cause us to breach contracts, harm our reputation, result in customer losses or claims, increase our costs or otherwise adversely affect our business and operating results.

We may be sued by third parties for alleged infringement of their proprietary rights.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Companies in this industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed and may claim that we infringe upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may be the subject of claims that our platform and underlying technology infringe or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners. We expect that the occurrence of infringement claims is likely to grow as the market for social business software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

The outcome of any litigation, regardless of its merits, is inherently uncertain. Any intellectual property claim or lawsuit could be time-consuming and expensive to resolve, divert management attention from executing our business plan and require us to change our technology, change our business practices and/or pay monetary damages or enter into short- or long-term royalty or licensing agreements. In addition, in certain circumstances, such as those in which the opposing parties are large and well-funded companies, we may face a more expensive and protracted path to resolution of such claims or lawsuits.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions. In particular, we have only recently begun to implement a strategy to seek patent protection for our technology.

Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business and operating results might be harmed. In addition, defending our intellectual property rights might entail significant expense and the diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.

Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Effective protection of our intellectual property may not be available to us in every country in which our solutions are available. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property.

We might be required to spend significant resources to monitor and protect our intellectual property rights, and our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management, whether or not it is resolved in our favor, and could ultimately result in the impairment or loss of portions of our intellectual property.

Because we generally recognize revenue from subscriptions for our platform ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

We generally recognize revenue from customers ratably over the term of their agreements, which range from 12 to 36 months. As a result, most of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters or years. Consequently, a decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenue results for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. In some instances, our customers choose to pre-pay the entire term of their multi-year subscriptions up front. As a result, billings can fluctuate significantly from quarter to quarter.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel and is located in a variety of geographic regions, including the U.S., South America and Europe. We also intend to expand into Asia in 2012. Sales outside of the U.S. represented approximately 21% and 20% of our total revenues for 2011 and 2010, respectively. As we continue to expand the sale of our social business software platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	ability to provide local hosting services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties; and

•	regional economic and political conditions.

Additionally, a substantial majority of our international customers currently pay us in U.S. dollars and, as a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our platform more expensive for international customers, which could harm our business. In the future, an increasing number of our customers may pay us in foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business. If we are unable to successfully manage the challenges of international operations and expansion, our growth could be limited, and our business and operating results could be adversely affected.

Throughout fiscal 2010 and 2011, we completed three acquisitions and may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We have in the past acquired, and we may in the future acquire or invest in, businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenues to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality standards consistent with our brand;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement additional controls, procedures and policies;

•	challenges caused by distance, language and cultural differences;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business;

•	the inability to recognize acquired revenues in accordance with our revenue recognition policies, and the loss of acquired deferred revenue; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. Also, contingent considerations related to acquisitions will be remeasured to fair value at each reporting period, with any changes in the value recorded as income or expense. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on the impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

Weakened global economic conditions may adversely affect our industry, business and results of operations in ways that may be hard to predict or defend against.

Our overall performance depends in part on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. The U.S. and other key international economies have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our social business software platform, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown, worldwide, in the United States, or in our industry.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Palo Alto, California, a high portion of our technology and services personnel are located in our Portland, Oregon office and we are in the process of transitioning our data centers to a co-located facility located along the west coast of the United States. The west coast, and California in particular, are active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In the event of a major earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyber attack, war or terrorist attack, we may be unable to continue our corporate operations and may endure system interruptions, reputational harm, loss of intellectual property, contractual and financial liabilities, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future operating results.

Although we back up customer data stored on our systems at least daily to a geographically distinct location, our data is not mirrored in real-time to this site. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from very recent transactions may be permanently lost. Further, our full production infrastructure is not mirrored to a geographically distinct location and thus in the event of a disaster, production capacity may be impacted for an extended amount of time while the infrastructure is procured, rebuilt and data is restored.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new solutions or enhance our existing solutions, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.

The forecasts of market growth included in this document may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, if at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the social business software market and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this 10-K should not be taken as indicative of our future growth.

There are limitations on the effectiveness of controls and the failure of our control systems may materially and adversely impact us.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

The intended operational and tax benefits of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and how we operate our business, and may be challenged by tax authorities.

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results.

We depend on our senior management team and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, services and the general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform and other solutions.

Our personnel do not have employment arrangements that require these personnel to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and growing customer base.

Our future success will depend on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that a critical component to our success has been our corporate culture. We have invested substantial time and resources in building our team. As we continue to grow and develop the infrastructure associated with being a public company, we may find it difficult to maintain these important aspects of our corporate culture. Any failure to preserve our culture could negatively affect our future success, including our ability to retain and recruit personnel and to effectively focus on and pursue our corporate objectives.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee, and qualified executive officers.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. As such, we are obligated to attest to the effectiveness of internal controls as of December 31, 2012. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to provide these reports. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Risk Related to our Ownership of our Common Stock

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the market price of our common stock include:

•	variations in our billings, renewal rates, operating results, cash flow, loss per share and how these results compare to analyst expectations;

•	the net increase in the number of customers acquired, either independently or as compared with published expectations of analysts that cover us;

•	forward looking guidance on revenue and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our public cloud service;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

In addition, if the market for technology stocks, especially social media related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

Our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•

the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of our board of directors, our president, our secretary, or a majority vote of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•

the requirement for the affirmative vote of holders of at least 66 2/3 percent of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to effect such amendments to facilitate an unsolicited takeover attempt;

•

the ability of our board of directors, by majority vote, to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquiror to amend the bylaws to facilitate an unsolicited takeover attempt; and

•

advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office facilities in California, Oregon, Colorado and Israel. The facility lease for our headquarters in Palo Alto, California, where we lease approximately 18,500 square feet, expires in September 2018, the lease for the office space in Oregon, where we lease approximately 37,700 square feet, expires September 2013 and includes a five-year renewal option, our Colorado lease expires March 2013 and our Israel lease expires September 2017. We also lease a data center facility in Arizona, which expires in December 2016. Additionally, we currently occupy a number of sales and service offices in New York, Pennsylvania, Brazil, Canada, Germany, and the United Kingdom. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 14 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Payment Obligations” for information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

We currently have no material outstanding litigation.

Many of our subscription agreements require us to indemnify our customers for third-party intellectual property infringement claims, which could increase the cost to us of an adverse ruling on such a claim. Any adverse determination related to intellectual property claims or litigation could prevent us from offering our service to others, could be material to our net income or cash flows or both or could otherwise adversely affect our operating results.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $0.0001 par value, began trading on the NASDAQ Global Select Market on December 13, 2011, where its prices are quoted under the symbol “JIVE.” As of March 12, 2012 there were 227 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the reported high and low closing sales prices of our common stock for the fourth quarter of 2011 from the date of our initial public offering, December 13, 2011, through December 31, 2011 as regularly quoted on the NASDAQ Global Select Market:

2011	High	Low
Quarter 4	$16.86	$15.00

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our amended and restated loan and security agreement with Silicon Valley Bank restricts our ability to pay dividends by requiring the written consent of Silicon Valley Bank to pay cash dividends to our stockholders.

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-176483 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 13, 2011. In that offering, we sold an aggregate of 12.1 million shares of our common stock with net offering proceeds of $131.4 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

As of December 31, 2011, we had used approximately $19 million of those proceeds for the repayment of indebtedness. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

Securities Authorized for Issuance

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer and Data Processing index. The chart assumes $100 was invested on December 13, 2011, in our common stock, the NASDAQ Composite index and the NASDAQ Computer and Data Processing index. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Jive and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

Company/Index	Base Period 12/13/11	Indexed Returns Period Ended 12/31/11

Jive Software, Inc.	$100.00	$106.31
NASDAQ Composite	100.00	101.00
Nasdaq Computer & Data Processing Index	100.00	100.12

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2011, 2010, and 2009, and the selected consolidated balance sheet data as of December 31, 2011 and 2010 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2008 and 2007 and the consolidated balance sheet data as of December 31, 2009, 2008 and 2007 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data
Revenues:
Products	$65,265	$37,827	$24,319	$13,270	$6,453
Professional services	12,020	8,441	5,675	3,662	1,450

Total revenues	77,285	46,268	29,994	16,932	7,903
Cost of revenues:
Products	21,689	9,870	4,133	2,827	942
Professional services	12,596	9,836	5,467	4,876	1,916

Total cost of revenues	34,285	19,706	9,600	7,703	2,858

Gross profit	43,000	26,562	20,394	9,229	5,045
Operating expenses:
Research and development	31,095	18,278	8,047	6,345	3,214
Sales and marketing	44,794	28,592	14,057	12,423	5,185
General and administrative	12,795	6,746	2,905	1,777	670

Total operating expenses	88,684	53,616	25,009	20,545	9,069

Loss from operations(1)	(45,684)	(27,054)	(4,615)	(11,316)	(4,024)
Total other income (expense), net(2)	(8,883)	(495)	(223)	(4)	222

Loss before income taxes	(54,567)	(27,549)	(4,838)	(11,320)	(3,802)
Provision for (benefit from) income taxes(3)	(3,763)	91	(52)	—	88

Net loss	$(50,804)	$(27,640)	$(4,786)	$(11,320)	$(3,890)

Basic and diluted net loss per common share	$(1.95)	$(1.25)	$(0.23)	$(0.55)	$(0.17)

Shares used in per share calculations	26,071	22,096	20,533	20,465	22,391

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Cost of revenues	$544	$158	$85	$53	$19
Research and development	2,644	528	112	134	55
Sales and marketing	3,918	823	257	177	68
General and administrative	3,316	1,895	145	69	44

Total stock-based compensation	$10,422	$3,404	$599	$433	$186

(2)	Total other income (expense), net includes non-cash expense of $7.2 million and $0.2 million in 2011 and 2010, respectively, related to the change in fair value of our preferred stock warrant. See Note 8 of Notes to Consolidated Financial Statements for additional information.
(3)	Benefit for income taxes in 2011 includes a tax benefit of $3.9 million related to the release of valuation allowance on our deferred tax assets in connection with our acquisition of OffiSync. See Note 11 of Notes to Consolidated Financial Statements.

	December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data
Cash and cash equivalents	$180,649	$43,348	$22,078	$9,520	$12,220
Working capital (deficit)	135,557	14,055	3,677	(2,961)	8,568
Total assets	258,342	77,540	34,122	16,776	18,003
Preferred stock warrants	—	264	—	—	—
Long-term obligations excluding deferred revenue	10,532	4,185	1,674	2,452	1,185
Redeemable and convertible preferred stock	—	57,561	27,633	15,381	15,300
Total stockholders’ equity (deficit)	150,719	(50,035)	(27,816)	(23,119)	(12,372)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Form 10-K.

Overview

We provide a social business software platform that improves business results through enhanced internal and external communication and collaboration among employees, customers and partners. We believe organizations that deploy our platform will be able to achieve increased employee productivity, boost brand loyalty, lower operational costs and accelerate strategic decision making.

Our company was founded in February 2001 to commercialize Jive Forums, a discussion-based Internet forums technology used by enterprises for external support communities. Between 2001 and 2005, we primarily generated revenue through the sale of Jive Forums and an internally developed instant messenger product, which we subsequently contributed to the open source community. In 2006, we began enhancing our Jive Forums technology with the goal of creating a social business platform that would provide enterprises with rich and engaging communities that connect employees, customers and partners.

In February 2007, we launched the Jive Engage Platform. Based on our initial success with this new product strategy and our desire to invest more heavily in the growth of our company, in August 2007, we raised our first external capital. This initial funding allowed us to further develop our platform and to capitalize on the emerging trend for social communication both inside and outside the enterprise.

Since the initial release of the Jive Engage Platform in 2007, we have continued to enhance our platform with features and functions that bring the benefits of social collaboration to the enterprise. In June 2011, we introduced the latest version of the Jive Engage Platform, “Jive 5.0.” This release included advanced social features, proprietary recommendation technology, an application marketplace and enhanced integration with Microsoft Office. We built the Jive Engage Platform through internal research and development and augmented this development with three small acquisitions targeted at expanding the functionality of our core platform: Filtrbox in January 2010; Proximal Labs in March 2011; and OffiSync in May 2011.

We offer the Jive Engage Platform on a subscription basis, deployed in a private or public cloud and used for internal or external communities. We generate revenues from platform subscription fees as well as professional services fees for configuration, implementation and training. We recognize revenues from subscriptions ratably over the term of the contract, and professional services fees ratably over the subscription term as those services are delivered.

We have achieved significant revenue growth in recent periods. In 2010 and 2011, our total revenues were $46.3 million and $77.3 million, respectively, which represented a 67% increase in 2011 compared to 2010. Additionally, renewal rates, excluding upsell, remained above 90 percent for transactions over $50,000 in 2011 and 2010.

We intend to continue to invest in development of our solutions, our infrastructure and sales and marketing to drive long-term growth. We are in the process of transitioning our data centers from a third-party service provider to a co-located facility managed by our internal network operations team. This transition is designed to accommodate future growth, lower our operating costs and increase service levels, but will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. We expect that the data center transition will have a negative impact on our margins in the near term, but, as our data centers scale with our anticipated customer growth, we expect that a long-term effect of this transition will be to improve our margins. In addition, we expect to continue to invest in our product development efforts to add additional features and functionality that will enable our customers to derive more value and increase adoption. It is difficult for us to accurately predict subscription renewal or upsell rates and to forecast the rate or degree of adoption of social business software in the enterprise, making it difficult for us to predict the impact that our investments in product development will have on future revenues. We continue to invest in our field sales, inside sales and services organization to drive additional revenue and support the growth of our customer base. Any investments that we make in our field sales, inside sales and services organization will occur in advance of our experiencing any benefits from such investments, and so it is difficult for us to determine if we are efficiently allocating our resources in these areas.

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review billings, a non-GAAP measure, and the number of Jive Engage Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Year Ended December 31,		Dollar Change	% Change
	2011	2010
Total revenues	$77,285	$46,268
Deferred revenue, end of period	77,826	50,195
Less: deferred revenue, beginning of period	(50,195)	(24,617)

Billings	$104,916	$71,846	$33,070	46.0%

	Year Ended December 31,		Dollar Change	% Change
	2010	2009
Total revenues	$46,268	$29,994
Deferred revenue, end of period	50,195	24,617
Less: deferred revenue, beginning of period	(24,617)	(18,480)

Billings	$71,846	$36,131	$35,715	98.8%

We monitor billings, a non-GAAP measure, in addition to other financial measures presented in accordance with GAAP, to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that this non-GAAP measure offers valuable supplemental information regarding the performance of our business, and will help investors better understand the sales volumes and performance of our business.

Our use of billings has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

•	billings is not a substitute for total revenues, as billings are recognized when invoiced, while revenue is recognized ratably over the contract term;

•

billings can include fees paid for license terms greater than 12 months and therefore does not always closely match with the timing of delivery of support, maintenance, and hosting services and the costs associated with delivering those services;

•	billings would not exclude any agreements that contain customer acceptance provisions that would require deferral of revenue required under GAAP; and

•

other companies, including companies in our industry, may not use billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

We consider billings a significant performance measure and a leading indicator of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product subscription license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full amount up front. If the customer elects to pay the full amount up front, the total amount billed for the entire term will be reflected in billings. If the customer elects to be invoiced annually, only the amount billed for the 12-month period will be included in billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our consolidated balance sheet as deferred revenue. As of December 31, 2011 and 2010, we had backlog of approximately $26.7 million and $15.4 million, respectively. Of the $26.7 million in backlog as of December 31, 2011, approximately 63 percent is expected to be billed and recognized as revenue within 2012.

Billings for consulting services typically occur on a bi-weekly basis as the services are delivered.

The increases in billings were primarily driven by the addition of new customers with larger initial deployments and increased upsell of our products to existing customers.

Jive Engage Platform Customers

We define the number of platform customers as any customer under active contract for the Jive Engage Platform that carries a balance in our deferred revenue account at the end of any measurement period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include the customer once for purposes of this metric. We believe the number of Jive Engage Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Engage Platform customer count was as follows:

	December 31,		Change	% Change
	2011	2010
Jive Engage Platform customer count	667	590	77	13.1%

	December 31,		Change	% Change
	2010	2009
Jive Engage Platform customer count	590	468	122	26.1%

Our product revenue growth was 72.5% and 55.5%, respectively in 2011 compared to 2010 and in 2010 compared to 2009. Our product revenue has grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and as the average contract size has increased over that time.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to sales of our platform, our revenues include fees for sales of modules, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in limited instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value of all the various services. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

Cost of Revenues

Cost of product revenues includes all direct costs to produce and distribute our product offerings, including data center and support personnel, depreciation and maintenance related to equipment located at our hosting service provider, salaries, web hosting services expense for public cloud implementations, third-party royalty costs, benefits, amortization of acquired intangible assets and stock-based compensation.

Cost of professional services revenues includes all direct costs to provide our professional services, which primarily include salaries, consulting and outside services, and benefits and stock-based compensation for our professional services personnel. We recognize expenses related to our professional services organization as they are incurred, while any associated professional services revenues are recognized ratably over the subscription term.

Cost of revenues also includes allocated overhead costs for facilities and information technology. Allocated costs for facilities consist of rent and depreciation of equipment and leasehold improvements related to our facilities. Our allocated costs for information technology include costs for compensation of our information technology personnel and the cost associated with our information technology infrastructure. Our overhead costs are allocated to all departments based on headcount.

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and the timing of significant expenditures.

Research and Development

Research and development expenses are expensed as incurred. These expenses include salaries, benefits and stock-based compensation for our engineers and developers, allocated facilities costs and payments to third parties for research and development of new software. We focus our research and development efforts on developing new versions of our platform with new and expanded features and enhancing the ease of use of our platform. We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars although they may fluctuate as a percentage of total revenues.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as a component of sales and marketing expense as earned. Sales incentive compensation is earned at the time a customer enters into a binding purchase agreement while associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue to invest heavily in sales and marketing to expand our global operations, increase revenues from current customers, continue building brand awareness and expand our indirect sales channel. We expect sales and marketing expenses to increase in absolute dollars and continue to be our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars and as a percentage of total revenues in the near term as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our outstanding debt, changes in the fair value of our Series C preferred stock warrants and foreign exchange gains and losses. The Series C preferred stock warrants were exercised late in the third quarter of 2011 and, therefore, we will not incur charges related to these warrants in subsequent periods.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign tax jurisdictions. Since we have generated net losses, we have fully reserved against any potential future benefits for loss carryforwards and research and development and other tax credits.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, allowance for doubtful accounts, stock-based compensation, lives and recoverability of equipment and other long-lived assets, including goodwill, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

We generate revenues in the form of product fees and related professional service fees. Product fees include subscription fees, perpetual license fees, associated support and maintenance fees and hosting fees. Professional services primarily consist of fees for configuration, training, consultation and implementation services, which are not essential to functionality. For statement of operations classification purposes, we allocate revenues to professional services based on the hourly rate billed for time and materials arrangements and based on the total fixed fee for fixed fee professional services. We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the product or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is reasonably assured.

Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we have historically used a purchase order as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. Software and corresponding license keys are delivered to customers electronically. Electronic delivery occurs when we provide the customer with access to the software. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We do not generally offer extended payment terms with typical terms of payment due between 30 and 60 days from delivery of product or services. However, for professional services that are billable under a time and materials based arrangement, these fees are neither fixed nor determinable until the work is performed and the fee becomes billable to the customer. We assess collectability of the customer receivable based on a number of factors such as collection history with the customer and creditworthiness of the customer. If we determine that collectability is not reasonably assured, revenue is deferred until collectability becomes reasonably assured, generally upon receipt of cash.

We offer subscriptions of our solutions to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we have occasionally licensed our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term, both the perpetual license and support and maintenance are recognized ratably over the initial stated term. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient consistently priced standalone sales of support and maintenance.

In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we then recognize the revenue over the remaining contract term.

License arrangements may also include professional services, such as installation and training services, which are typically delivered early in the contract term. This combination of products and services represents a multiple-element arrangement for revenue recognition purposes. We have determined that we do not have VSOE of fair value for each element of a multiple-element sales arrangement and, accordingly, we account for fees received under that multiple-element arrangement as a single unit of accounting and recognize the fees for the entire arrangement ratably, commencing on delivery of the software, over the longer of the term of the support and maintenance or the period over which professional services are delivered. Support and maintenance is always the last undelivered element in the arrangement and, therefore, we recognize the fixed portion of the fees ratably over the support and maintenance term. For contracts with multiple elements, we recognize the license, support and maintenance, and fixed fee professional service revenue ratably over the term of the arrangement beginning upon delivery of the software. We believe this method most closely reflects the economics of the transaction as we deliver access to the software and we begin providing support and maintenance services as of the date the software is delivered.

Professional services are offered on both our fixed fee and our time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. These fees are not considered fixed at the outset of the arrangement and become fixed as the related work is performed and the fees are earned and billed. These services are typically provided early in the contract term with completion typically occurring in the first six months. As these fees become fixed, they are added to the total fee for the multiple-element arrangement and recognized ratably with all other arrangement fees over the entire contract term. When billed, a cumulative revenue catch-up is calculated as the revenue earned from the date the software was made available to the customer to the date services have been completed, with recognition continuing ratably to the end of the contract term. These amounts, when recognized in our Consolidated Statements of Operations, are classified as professional services revenues based on the hourly rates at which they are billed. If there are significant acceptance clauses associated with the license or services or uncertainty associated with our ability to perform the professional services, revenues are deferred until the acceptance is received or the uncertainty is resolved. We record amounts that have been invoiced, in accordance with the terms of the agreement, in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

Hosting revenues are derived from providing our software solutions in a hosted environment where the customer does not take possession of the software on their premises. Customers have the option to elect to take possession of the software and install on their premises or sub-contract the hosting services through us. Such arrangements are considered software sales as the customer has the same rights to the software license regardless of their election to have us host on their behalf or install on their premises. As a result, the fees associated with license, support and hosted services are recognized as revenue ratably over the term of the arrangement.

We occasionally sell professional services separately and recognize revenues resulting from those as professional services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is resolved. If acceptance provisions exist within a professional services arrangement, revenues will be deferred until the services are accepted, the acceptance period has expired or cash is received from the customer.

Our policy is to record revenues net of any applicable sales, use or excise taxes.

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability or refusal of our customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. We evaluate the collectability of our accounts receivable balances on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts receivable was $0.1 million and $0.2 million at December 31, 2011 and 2010, respectively. Bad debt expense was $0.1 million in 2011, 2010 and 2009. If the financial conditions of our customers were to materially change or there were other circumstances that resulted in their inability to pay, the estimates of recoverability of receivables could materially change.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining the reporting unit’s fair value based on estimated discounted future cash flows and considering the estimated fair market value of our common stock. We have determined that we have one reporting unit, which represents the activities of the entire company. If the reporting unit’s carrying value is less than its fair value, then the fair value is allocated to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire us. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Goodwill of $17.3 million as of December 31, 2011 relates to our acquisition of Filtrbox, which occurred in January 2010 and to our acquisition of OffiSync, which occurred in May 2011. Our impairment tests performed in the fourth quarter of 2011 and 2010 did not indicate any impairment of goodwill.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, we currently maintain a full valuation allowance against our net deferred tax assets. The valuation allowance totaled $37.0 million and $22.8 million, respectively, as of December 31, 2011 and 2010.

Uncertainty in Income Taxes

We recognize the effect of income tax positions only if those positions are “more likely than not” of being sustained. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our consolidated financial statements. At December 31, 2011, we had total unrecognized tax benefits of $0.7 million. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

Stock-Based Compensation

We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including stock options and restricted stock, based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The determination of the grant date fair value of options using an option-pricing model is affected by our common stock fair value, as well as assumptions regarding a number of other complex and subjective variables, including our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends.

If any of the assumptions used in the Black-Scholes-Merton model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

We account for stock options issued to nonemployees based on the estimated fair value of the awards using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation is subject to quarterly adjustments as the underlying equity instruments vest and the resulting change in fair value is recognized in our consolidated statement of operations during the period the related services are rendered.

Results of Operations

	For the Year Ended December 31,
(Dollars in thousands, except per share amounts)	2011	2010	2009
Consolidated Statements of Operations Data(1)
Revenues:
Products	$65,265	$37,827	$24,319
Professional services	12,020	8,441	5,675

Total revenues	77,285	46,268	29,994
Cost of revenues:
Products	21,689	9,870	4,133
Professional services	12,596	9,836	5,467

Total cost of revenues	34,285	19,706	9,600

Gross profit:
Products	43,576	27,957	20,186
Professional services	(576)	(1,395)	208

Total gross profit	43,000	26,562	20,394
Operating expenses:
Research and development	31,095	18,278	8,047
Sales and marketing	44,794	28,592	14,057
General and administrative	12,795	6,746	2,905

Total operating expenses	88,684	53,616	25,009

Loss from operations	(45,684)	(27,054)	(4,615)
Total other income (expense), net(2)	(8,883)	(495)	(223)

Loss before income taxes	(54,567)	(27,549)	(4,838)
Provision for (benefit from) income taxes	(3,763)	91	(52)

Net loss	$(50,804)	$(27,640)	$(4,786)

Basic and diluted net loss per common share	$(1.95)	$(1.25)	$(0.23)

Shares used in per share calculations	26,071	22,096	20,533

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$544	$158	$85
Research and development	2,644	528	112
Sales and marketing	3,918	823	257
General and administrative	3,316	1,895	145

Total stock-based compensation	$10,422	$3,404	$599

(2)	Non-cash expense recorded in other income (expense), net included $7.2 million, $0.2 million and $0, respectively, related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in future periods.

Revenues

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2011	2010
Products	$65,265	$37,827	$27,438	72.5%
Professional services	12,020	8,441	3,579	42.4%

Total revenues	$77,285	$46,268	$31,017	67.0%

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2010	2009
Products	$37,827	$24,319	$13,508	55.5%
Professional services	8,441	5,675	2,766	48.7%

Total revenues	$46,268	$29,994	$16,274	54.3%

Products Revenues

The increase in products revenues in 2011 compared to 2010 was primarily the result of an increase in the average annual subscription transaction size and an increase in the aggregate number of customers on the Jive Engage Platform, which grew from 590 as of December 31, 2010 to 667 as of December 31, 2011.

The increase in the average annual subscription transaction size was primarily due to the combination of the effects of upsell transactions with our existing customers and new customer additions, as we continued to focus on initiating and building more strategic and pervasive customer relationships with both our prospects and our existing customers.

Upsell transactions contributed approximately 60% to the overall value of the annualized renewal transactions within our existing customer base; while the average annual upsell subscription transaction size increased 10.5%, year over year. Additionally, renewal rates, excluding upsell, remained above 90 percent for transactions over $50,000 in 2011 and 2010.

New customer subscription transactions contributed approximately 15% to our overall average annual subscription transaction size, and the average annual new customer subscription transaction size increased 110.1%, year over year.

Revenues from customers in the United States accounted for $60.7 million, or 78.5% of total revenue, in 2011, compared to $36.4 million, or 78.7% of total revenue, in 2010. In 2011, product revenues from public cloud deployments represented 61.7% of total product revenues and the remaining 38.3% was related to private cloud deployments. This compares to 55.4% of total product revenues from public could deployments and 44.6% of private cloud deployments in 2010. Additionally, 57.3% of 2011 Jive Engage revenues represented internally focused communities and the remaining 42.7% represented externally focused communities. This compares to 44.5% of Jive Engage revenues from internally focused communities and 55.5% from externally focused communities for 2010.

The increase in products revenues in 2010 compared to 2009 was primarily the result of an increase in our average new customer subscription transaction size, as well as an increase in the aggregate number of Jive Engage Platform customers, which grew from 468 as of December 31, 2009 to 590 as of December 31, 2010. The increase in customers on the Jive Engage Platform was primarily driven by our increased investment in sales and marketing. The increase in average new customer subscription transaction size was due to the increased mix of our customers on “Jive 4.0,” as well as increases in page views purchased per transaction as a result of increased adoption of our products.

Upsell transactions contributed approximately 90% to the size of the annualized renewal transactions within our existing customer base; while the average annual upsell subscription transaction size increased 6.7%, year over year. Additionally, renewal rates, excluding upsell, remained above 90 percent for transaction over $50,000 in 2010 and 2009.

New customer subscription transactions contributed nearly four percent to our overall average annualized transaction size and the average annual new customer subscription transaction size increased 36.6%, year over year.

Professional Services Revenues

The increase in professional services revenues in 2011 compared to 2010 was primarily due to increased demand for customization and unique branding related to the increase in overall products revenues. However, the percentage increase in professional services revenues was 30.1 points less than the prior year period increase in products revenues due to the increased mix of products revenues generated from renewals, which typically require less professional services support.

The increase in professional services revenues in 2010 compared to 2009 was a direct result of increased products revenues as customers often purchase customization services along with their initial subscription. However, the percentage increase in professional services revenues was 6.8 points less than the prior year period increase in products revenues due to the increased mix of products revenues generated from renewals, which typically require less professional services support.

Cost of Revenues and Gross Margin

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2011	2010
Cost of revenues: products	$21,689	$9,870	$11,819	119.7%
Products gross margin	66.8%	73.9%

Cost of revenues: professional services	$12,596	$9,836	$2,760	28.1%
Professional services gross margin	(4.8)%	(16.5)%

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2010	2009
Cost of revenues: products	$9,870	$4,133	$5,737	138.8%
Products gross margin	73.9%	83.0%

Cost of revenues: professional services	$9,836	$5,467	$4,369	79.9%
Professional services gross margin	(16.5)%	3.7%

Cost of Revenues: Products

The increase in cost of revenues for products in 2011 compared to 2010 was primarily due to the increase in products revenues and included a $3.2 million increase in salaries and benefits, a $1.6 million increase in third-party hosting services, a $1.2 million increase in third-party royalties, a $0.8 million increase in third-party consulting fees, an increase in acquisition related charges of $2.3 million and a $0.7 million increase in allocations for IT and facilities costs. Additionally, we have begun to transition our data center infrastructure to a model in which we own our data center equipment, which resulted in an increase in related depreciation and maintenance expense of $1.5 million in 2011.

The decline in products gross margin in 2011 compared to 2010 was attributable to our third-party data center costs and increased headcount in our hosting department due to the increase in mix of revenue towards our public cloud deployment model and scaling for future growth, and an increase in amortization of acquired intangibles.

The increase in cost of revenues for products in 2010 compared to 2009 was primarily related to the increase in products revenues and included an increase of $2.2 million in third-party web hosting services, an increase of $2.1 million related to third-party royalties and other fees, and an increase of $0.9 million in employee-related costs in our hosting and customer support functions.

The decline in products gross margin in 2010 compared to 2009 was attributable primarily to an increase in hosting related expenses as we scaled our hosting capacity in both North America and Europe in order to meet demand associated with the increasing mix of public cloud versus private cloud customers, as well as to increased payments made to third-parties for royalties, primarily related to our module offerings.

Cost of Revenues: Professional Services

The increase in cost of revenues for professional services in 2011 compared to 2010 was primarily due to the increase in professional services revenues, partially offset by improvements related to the improved proportion of full-time professional services employees in relation to the more expensive third-party consultants, and included a $3.0 million increase in salaries and benefits and a $0.2 million increase in allocations for IT and facilities costs, partially offset by a $0.6 million decrease in third-party consulting fees.

Additionally, we recognize professional services expense as incurred, while services revenue is recognized ratably over the subscription term.

The increase in the professional services gross margin in 2011 compared to 2010 was primarily due to the conversion of third-party consultants to full-time employees, as well as increased utilization of our existing full-time professional services employees.

The increase in cost of revenues for professional services in 2010 compared to 2009 was primarily related to an increase of $2.0 million in salaries and benefits, an increase of $1.5 million in third-party consulting fees and other fees, and an increase of $0.7 million in allocated overhead costs.

The decrease in professional services gross margin in 2010 compared to 2009 was primarily due to increased utilization of third-party consultants, which incur a higher hourly rate, in order to manage services backlog.

Research and Development

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2011	2010
Research and development	$31,095	$18,278	$12,817	70.1%
Percentage of total revenues	40.2%	39.5%

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2010	2009
Research and development	$18,278	$8,047	$10,231	127.1%
Percentage of total revenues	39.5%	26.8%

The increase in research and development expenses in 2011 compared to 2010 was primarily due to a $10.2 million increase in salaries and benefits, as a result of increased headcount, which included a $2.1 million increase in stock-based compensation and a $1.7 million increase in signing bonuses for new hires associated with acquisitions, a $1.0 million increase in amortization of intangibles related to the Proximal Labs acquisition, a $0.7 million increase in allocations for IT and facilities costs and a $0.8 million increase in miscellaneous costs, such as software subscriptions, depreciation, travel and consulting.

The increase in research and development expenses in 2010 compared to 2009 was primarily due to an $8.0 million increase in salaries and benefits, which included a $0.4 million increase in stock-based compensation, a $1.8 million increase in allocations for IT and facilities costs and a $0.5 million increase for other miscellaneous costs, such as travel and consulting.

Sales and Marketing

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2011	2010
Sales and marketing	$44,794	$28,592	$16,202	56.7%
Percentage of total revenues	58.0%	61.8%

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2010	2009
Sales and marketing	$28,592	$14,057	$14,535	103.4%
Percentage of total revenues	61.8%	46.9%

The increase in sales and marketing expenses in 2011 compared to 2010 was primarily due to a $12.4 million increase in salaries and benefits, which included a $3.1 million increase in stock-based compensation and a $2.9 million increase in sales commissions due to higher sales volume, a $1.2 million increase in travel costs, a $1.1 million increase in tradeshow marketing costs, a $0.9 million increase in allocations for IT and facilities costs, a $0.4 million increase in third-party commissions, and $0.2 million increase in miscellaneous costs such as software subscriptions.

The increase in sales and marketing expenses in 2010 compared to 2009 was primarily due to a $5.7 million increase in salaries and benefits, which included a $0.6 million increase in stock-based compensation, a $3.9 million increase in sales commissions and a $3.3 million increase in marketing programs, an increase of $1.2 million in allocated overhead and a $0.7 million increase in travel and entertainment expenses. These increases were partially offset by a $0.3 million decrease in miscellaneous costs, such as consulting fees.

General and Administrative

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2011	2010
General and administrative	$12,795	$6,746	$6,049	89.7%
Percentage of total revenues	16.6%	14.6%

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2010	2009
General and administrative	$6,746	$2,905	$3,841	132.2%
Percentage of total revenues	14.6%	9.7%

The increase in general and administrative expenses in 2011 compared to 2010 was primarily due to a $3.1 million increase in salaries and benefits, which included a $1.4 million increase in stock-based compensation expense, a $2.3 million increase in professional fees, such as legal and audit costs, primarily in relation to our initial public offering, a $1.0 million increase in facilities costs, excluding depreciation, a $0.8 million increase in depreciation from both facilities and IT capital additions, and a $1.5 million increase in other expenses for travel, consulting fees and miscellanies IT costs. These increases were partially offset by an increase of $2.6 million in overhead allocations out of general and administrative to the other functions based on relative headcount.

The increase in general and administrative expenses in 2010 compared to 2009 was primarily due to a $3.8 million increase in salaries and benefits, which included a $1.8 million increase in stock-based compensation expense. As a result of the company-wide headcount growth, facilities and depreciation expense increased $1.6 million. Also contributing to the increase was a $0.2 million increase in travel expense, a $1.0 million increase in outside consulting costs and other professional fees, and an increase of $1.2 million in IT expenses related to increased headcount and new facilities. These increases were partially offset by an increase of $3.9 million in overhead allocations out of general and administrative to the other functions based on relative headcount.

Other Expense, net

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2011	2010
Other expense, net	$8,883	$495	$8,388	NM
Percentage of total revenues	11.5%	1.1%

	Year Ended December 31,		Dollar Change	% Change
(Dollars in thousands)	2010	2009
Other expense, net	$495	$223	$272	122.0%
Percentage of total revenues	1.1%	0.7%

The increase in other expense, net in 2011 compared to 2010 was primarily due to a $7.0 million increase in the change in the fair value of the Series C preferred stock warrants and a $1.5 million increase in interest expense. Interest expense increased as a result of additional borrowing on our line of credit and additional term loans used to fund our acquisition of OffiSync and for general capital expenditures. The Series C preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not have any expense related to these warrants in future periods.

The increase in other expense, net in 2010 compared to 2009 was primarily related to the loss from the change in the fair value of our Series C preferred stock warrants.

Provision For (Benefit From) Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Provision for (benefit from) income taxes	$(3,763)	$91	$(52)
Percentage of loss before income taxes	6.9%	0.3%	1.1%

During 2011, in connection with the OffiSync acquisition, a deferred tax liability of $3.9 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released.

In 2010 and 2009, we recorded income taxes that were principally attributable to state and foreign taxes. We currently believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by the increase in the allowance.

Liquidity and Capital Resources

	Year Ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows provided by (used in) operating activities	$(9,506)	$(7,229)	$1,712
Cash used in investing activities	(32,838)	(7,582)	(1,019)
Cash provided by financing activities	179,645	36,081	11,865

Increase in cash and cash equivalents	$137,301	$21,270	$12,558

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”) in December 2011.

Our principal source of liquidity at December 31, 2011 consisted of $180.6 million of cash and cash equivalents. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from December 31, 2011.

Cash Flows from Operating Activities

Cash flows used in operating activities was $9.5 million during fiscal 2011 and $7.2 million in 2010. The decrease in cash flow was due primarily to funding our growth and working capital needs. The $9.5 million of cash used in operating activities in 2011 resulted from our net loss of $50.8 million, offset by net non-cash charges of $21.0 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net increased $11.7 million to $32.0 million at December 31, 2011 compared to $20.3 million at December 31, 2010, primarily as a result of a $10.2 million increase in billings in the fourth quarter of 2011 compared to the fourth quarter of 2010.

Accounts payable and other accrued liabilities increased $3.0 million to $8.4 million at December 31, 2011 compared to $5.4 million at December 31, 2010, primarily due to timing of payments and as a result of increased purchases to support growth of our company.

Accrued payroll and related liabilities increased $2.9 million to $6.6 million at December 31, 2011 compared to $3.7 million at December 31, 2010, primarily due to an increase in accrued commissions, as a result of increased billings in the fourth quarter of 2011 compared to the fourth quarter of 2010, as well as an increase in accrued vacation and accrued bonuses as a result of our increased headcount year over year.

Deferred revenue increased $27.6 million to $77.8 million at December 31, 2011 compared to $50.2 million at December 31, 2010, primarily due to billings growth in 2011.

Operating activities used $7.2 million of cash in 2010, which primarily resulted from our net loss of $27.6 million, due primarily to the significant investments we incurred to grow our business, adjusted for net non-cash charges of $5.3 million and changes in our operating assets and liabilities, primarily accounts receivable and deferred revenue.

Cash Flows from Investing Activities

Cash used in investing activities of $32.8 million in 2011 primarily resulted from $22.9 million used for the acquisitions of OffiSync and Proximal Labs and from $9.8 million used for purchases of property and equipment. We anticipate spending approximately $10 million for the purchase of property and equipment in 2012, primarily for the continued build-out of our data centers in order to scale our capacity with our revenue growth.

Cash Flows from Financing Activities

Cash from financing activities of $179.6 million in 2011 resulted from $132.5 million of net proceeds from our IPO in December 2011, $40.0 million of gross proceeds from the exercise of preferred stock warrants for 3,858,620 shares of Series C preferred stock, $3.7 million of net proceeds from our credit facility, term and senior term loans used to partially fund the acquisition of OffiSync and capital expenditures, and $3.4 million of gross proceeds from the exercise of stock options. As of December 31, 2011 there was $1.1 million of issuance costs related to our IPO in Accounts Payable. These issuance costs will be paid in the first quarter of 2012 and will therefore reduce the net cash proceeds from our IPO to $131.4 million, as reflected on our Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders' Equity (Deficit) and Comprehensive Loss for the year ended December 31, 2011.

Loan and Security Agreement

In October 2008, we entered into an amended and restated loan and security agreement with Silicon Valley Bank, which was most recently amended in September 2011, which modified certain financial covenants. The agreement sets forth the terms and conditions of the revolving credit facility and term loans described below. The agreement, as amended, contains various restrictive covenants, including, with respect to adjusted EBITDA, a minimum liquidity ratio, liens on our assets or incurring additional debt, paying dividends, limiting investments and acquisitions and preventing dissolution, liquidation, merger or a sale of our assets without the prior consent of Silicon Valley Bank. As part of the agreement, we granted Silicon Valley Bank a continuing security interest in our personal property, excluding intellectual property and other intangible assets. The agreement also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the credit facility or the terms loans, violation of the restrictive covenants referred to above, violation of other contractual provisions, or a material adverse change in our business. We were in compliance with all covenants at December 31, 2011.

Credit Facility

The loan and security agreement provides for a revolving credit facility, which expires March 31, 2013. Pursuant to the terms of the agreement, we may borrow up to $10.0 million, subject to a borrowing base determined on eligible accounts receivable and subject to a total maximum outstanding of $35.0 million. In addition, the amount available to borrow against the revolving credit facility will be reduced by the value of any outstanding letters of credit. We may utilize letters of credit under the credit facility in amounts up to $2.0 million. At December 31, 2011, we had $0.3 million of outstanding letters of credit and the borrowing limit was $9.7 million, all of which was available. Interest accrues at the prime rate (3.25% at December 31, 2011) or the prime rate plus 0.25%, based on a financial covenant. The interest rate on this credit facility was 3.25% at December 31, 2011 and no amounts were outstanding. The agreement requires payment of a 0.375% per annum fee on the unused portion of the credit facility.

Term Loans

The loan and security agreement provided for a $15.0 million term loan. The proceeds from this loan were used to partially fund the acquisition of OffiSync and the loan was repaid in full in December 2011 with no prepayment penalty.

The loan and security agreement also provides for a $15.0 million senior term loan. The proceeds were used to refinance our then existing term loans with Silicon Valley Bank and to partially fund the acquisition of OffiSync. Interest accrues at the prime rate plus 0.375% or 0.625%, based on a financial covenant. The interest rate on this loan at December 31, 2011 was 3.625%. Repayment began June 1, 2011, and is payable in 48 monthly installment payments. Each of the first 24 installment payments is $0.25 million, plus accrued interest; and each of the remaining 24 installment payments is $0.375 million, plus accrued interest. This loan matures June 1, 2015. There is no prepayment penalty for this loan. The principal outstanding at December 31, 2011 was $13.3 million.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2011 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2012	2013 and 2014	2015 and 2016	2017 and beyond
Term loan	$13,250	$3,000	$8,375	$1,875	$—
Estimated interest on term debt	481	109	304	68	—
Letter of Credit	275	275	—	—	—
Contractual commitments	5,205	4,324	881	—	—
Operating leases	15,976	3,663	5,100	4,461	2,752

Total	$35,187	$11,371	$14,660	$6,404	$2,752

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, and minimum or variable price provisions. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

See “Liquidity and Capital Resources—Loan and Security Agreement” for a description of our payment obligations under our term loan.

The contractual commitments primarily relate to our third-party hosting service.

Obligations under operating leases primarily relates to our office spaces, and, to a lesser extent, a lease for a third-party facility that houses our data center.

The contractual obligations reported above exclude our liability of $0.7 million for unrecognized tax benefits, which are more fully discussed in Note 11, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Acquisitions

OffiSync Corporation

On May 18, 2011, we completed our acquisition of OffiSync, a Seattle, Washington-based company with significant operations in Israel. OffiSync is a provider of connectors to social business software for the Microsoft environment, including Microsoft Outlook and Microsoft Office. We paid $22.7 million of cash and issued 78,110 shares of our common stock, for a total purchase consideration of $23.3 million. In addition, we also issued restricted common stock and assumed unvested stock options for certain employees, which will be recognized as stock-based compensation expense over the requisite service period.

Proximal Labs

On March 18, 2011, we completed our acquisition of Proximal Labs, a privately-held provider of data technology. We paid $0.5 million of cash and issued 127,054 shares of our common stock, for a total purchase consideration of $1.2 million. In addition, we also issued restricted common stock for certain employees, which will be recognized as stock-based compensation expense over the requisite service period.

Filtrbox, Inc.

On January 6, 2010, we completed our acquisition of Filtrbox, a privately-held provider of social media monitoring solutions based in Boulder, Colorado. We paid $0.7 million of cash and issued 848,416 shares of our common stock with the value of $1.0 million, for a total purchase consideration of $1.7 million.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2011, 2010 or 2009.

Recent Accounting Guidance

See Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, primarily changes in interest rates and currency exchange rates.

Interest Rate Risk

Our exposure to market risk for changes in interest rates primarily relates to our investments, our revolving credit facility and our variable-rate, long-term debt.

The primary objective of our investment activities is to preserve principal while maximizing yields without significantly increasing risk. This objective is accomplished by making diversified investments, consisting only of investment grade securities.

As of December 31, 2011, we held cash and cash equivalents and restricted cash and cash equivalents of $180.8 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime rate. Based on amounts outstanding at December 31, 2011, a 10% increase in the prime rate would not materially increase our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jive Software Inc.:

We have audited the accompanying consolidated balance sheets of Jive Software Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jive Software and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, OR
March 12, 2012

JIVE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$180,649	$43,348
Accounts receivable, net	31,999	20,344
Prepaid expenses and other current assets	4,503	3,031

Total current assets	217,151	66,723
Property and equipment, net	12,639	6,771
Goodwill	17,265	831
Intangible assets, net	11,141	2,807
Other assets	146	408

Total assets	$258,342	$77,540

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,566	$2,458
Accrued payroll and related liabilities	6,629	3,706
Other accrued liabilities	5,124	3,867
Deferred revenue, current	62,329	37,034
Warrants on preferred stock	—	264
Revolving credit facility	—	3,533
Term debt, current	2,946	1,806

Total current liabilities	81,594	52,668
Deferred revenue, less current portion	15,497	13,161
Term debt, less current portion	10,192	3,909
Other long-term liabilities	340	276

Total liabilities	107,623	70,014
Redeemable and convertible preferred stock:
Series A preferred stock, $0.0001 par value, liquidation preference $0 and $15.4 million. Authorized 10,100,000 shares; issued and outstanding 0 and 10,100,000 shares at December 31, 2011 and 2010	—	15,381
Series B preferred stock, $0.0001 par value, liquidation preference $0 and $12.3 million. Authorized 3,335,817 shares; issued and outstanding 0 and 3,335,817 shares at December 31, 2011 and 2010	—	12,252
Series C preferred stock, $0.0001 par value, liquidation preference $0 and $30.0 million. Authorized 9,646,550 shares; issued and outstanding 0 and 5,787,930 shares at December 31, 2011 and 2010	—	29,928

	—	57,561
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Common stock, $0.0001 par value. Authorized—290,000,000 shares; issued—68,568,778 shares at December 31, 2011 and 29,525,886 shares at December 31, 2010; outstanding—61,308,006 at December 31, 2011 and 22,881,335 at December 31, 2010	7	3
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	258,779	7,216
Accumulated deficit	(104,725)	(53,921)
Accumulated other comprehensive income	10	19

Total stockholders’ equity (deficit)	150,719	(50,035)

Total liabilities, redeemable and convertible preferred stock and stockholders’ equity (deficit)	$258,342	$77,540

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product	$65,265	$37,827	$24,319
Professional services	12,020	8,441	5,675

Total revenues	77,285	46,268	29,994
Cost of revenues:
Product	21,689	9,870	4,133
Professional services	12,596	9,836	5,467

Total cost of revenues	34,285	19,706	9,600

Gross profit	43,000	26,562	20,394
Operating expenses:
Research and development	31,095	18,278	8,047
Sales and marketing	44,794	28,592	14,057
General and administrative	12,795	6,746	2,905

Total operating expenses	88,684	53,616	25,009

Loss from operations	(45,684)	(27,054)	(4,615)
Other income (expense), net:
Interest income	40	82	77
Interest expense	(1,735)	(264)	(246)
Change in fair value of warrant liability	(7,185)	(222)	—
Other, net	(3)	(91)	(54)

Total other income (expense), net	(8,883)	(495)	(223)

Loss before provision for (benefit from) income taxes	(54,567)	(27,549)	(4,838)
Provision for (benefit from) income taxes	(3,763)	91	(52)

Net loss	$(50,804)	$(27,640)	$(4,786)

Basic and diluted net loss per common share
	$(1.95)	$(1.25)	$(0.23)

Shares used in basic and diluted per share calculations	26,071	22,096	20,533

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK, STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

Years ended December 31, 2009, 2010 and 2011

(In thousands)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Common stock		Treasury stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Comprehensive loss	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2008	10,100	$15,381	—	$—	—	$—	20,893	$3	$(2,500)	$873	$(21,495)	$—		$(23,119)
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	1,041	—	—	228	—	—		228
Issuance of restricted common stock	—	—	—	—	—	—	210	—	—	114	—	—		114
Issuance of Series B preferred stock, net of issuance costs	—	—	3,336	12,252	—	—	—	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	—	—	—	—	—	599				599
Stock repurchased as treasury stock	—	—	—	—	—		(1,520)	—	(852)	—	—	—		(852)
Net loss	—	—	—	—	—	—	—	—	—	—	(4,786)	—	$(4,786)	(4,786)

Comprehensive loss													$(4,786)

Balance at December 31, 2009	10,100	15,381	3,336	12,252	—	—	20,624	3	(3,352)	1,814	(26,281)	—		(27,816)
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	1,409	—	—	985	—	—		985
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	5,788	29,928	—	—	—	—	—	—		—
Issuance of common stock for Filtrbox acquisition	—	—	—	—	—	—	848	—	—	1,013	—	—		1,013
Stock-based compensation	—	—	—	—	—	—	—	—	—	3,404	—	—		3,404
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	19	$19	19
Net loss	—	—	—	—	—	—	—	—	—	—	(27,640)	—	(27,640)	(27,640)

Comprehensive loss													$(27,621)

Balance at December 31, 2010	10,100	15,381	3,336	12,252	5,788	29,928	22,881	3	(3,352)	7,216	(53,921)	19		(50,035)
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	3,859	47,449	—	—	—	—	—	—		—
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	3,007	1	—	3,415	—	—		3,416
Issuance of common stock for conversion of preferred stock	(10,100)	(15,381)	(3,336)	(12,252)	(9,647)	(77,377)	23,083	2	—	105,008	—	—		105,010
Issuance of common stock for initial public offering, net of issuance costs	—	—	—	—	—	—	12,088	1	—	131,401	—	—		131,402
Issuance of common stock for acquisition Proximal Labs	—	—	—	—	—	—	127	—	—	551	—	—		551
Issuance of common stock for OffiSync acquisition	—	—	—	—	—	—	78	—	—	616	—	—		616
Issuance of common stock for net exercise of common stock warrant	—	—	—	—	—	—	44	—	—	—	—	—		—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	150	—	—		150
Stock-based compensation	—	—	—	—	—	—	—	—	—	10,422	—	—		10,422
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	(9)	$(9)	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	(50,804)	—	(50,804)	(50,804)

Comprehensive loss													$(50,813)

Balance at December 31, 2011	—	$—	—	$—	—	$—	61,308	$7	$(3,352)	$258,779	$(104,725)	$10		$150,719

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(50,804)	$(27,640)	$(4,786)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,211	1,678	637
Stock-based compensation	10,422	3,404	599
Loss from change in fair value of warrant liability	7,185	222	—
Change in deferred taxes	(3,851)	—	—
Gain on sale of property and equipment	(2)	—	—
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	(11,655)	(11,987)	(3,908)
Prepaid expenses and other assets	(844)	(1,765)	(498)
Increase (decrease), net of acquisitions, in:
Accounts payable	1,682	(1,551)	1,209
Accrued payroll and related liabilities	2,857	2,260	931
Other accrued liabilities	623	2,520	1,386
Deferred revenue	27,606	25,578	6,138
Other long-term liabilities	64	52	4

Net cash provided by (used in) operating activities	(9,506)	(7,229)	1,712
Cash flows from investing activities:
Payments for purchase of property and equipment	(9,814)	(4,782)	(1,019)
Increase in restricted cash	(132)	—	—
Payments for purchase of intangible assets	—	(2,150)	—
Acquisitions, net of cash acquired	(22,892)	(650)	—

Net cash used in investing activities	(32,838)	(7,582)	(1,019)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,416	985	342
Payments for repurchase of common stock—treasury stock	—	—	(852)
Proceeds from initial public offering, net	132,486	—	—
Proceeds from issuance of preferred stock, net	40,000	29,928	12,252
Proceeds from issuance of warrants on preferred stock	—	42	—
Proceeds from (payments on) revolving credit facility, net	(3,533)	2,000	533
Proceeds from term loans	24,203	4,340	437
Repayments of term loans	(16,927)	(1,214)	(847)

Net cash provided by financing activities	179,645	36,081	11,865

Net increase in cash and cash equivalents	137,301	21,270	12,558
Cash and cash equivalents, beginning of period	43,348	22,078	9,520

Cash and cash equivalents, end of period	$180,649	$43,348	$22,078

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

Jive Software, Inc. and its subsidiaries provide a social business software platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployed in a private or public cloud and used for internal or external communities. We generate revenues from platform license fees as well as professional service fees for configuration, implementation and training.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the allowance for doubtful accounts, the useful lives of fixed assets, stock-based compensation, assumptions used in estimating the fair value of warrants, assumptions used in testing for impairment of goodwill and other long-lived assets, and the recoverability of deferred income tax assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Principles of Consolidation

The consolidated financial statements include the accounts of Jive Software, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications were not significant to the financial statements.

Segments

An operating segment is defined as a component of an enterprise that meets the following criteria:

•	engages in business activities from which it may earn revenues and incur expenses;

•	operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	discrete financial information is available.

We define the term “chief operating decision maker” to be our Chief Executive Officer. Our Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by product line and geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we operate in a single reporting segment, software sales and service.

Revenue Recognition

We generate revenues in the form of product fees and related professional service fees. Product fees include subscription fees, perpetual license fees, associated support and maintenance fees and hosting fees. Professional services primarily consist of fees for configuration, training, consultation and implementation services, which are not essential to functionality. For statement of operations classification purposes, we allocate revenues to professional services based on the hourly rate billed for time and materials arrangements and based on the total fixed fee for fixed fee professional services. We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an arrangement;

•	the product or services have been delivered to the customer;

•	the amount of fees to be paid by the customer is fixed or determinable; and

•	the collection of the related fees is reasonably assured.

Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we have historically used a purchase order as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. Software and corresponding license keys are delivered to customers electronically. Electronic delivery occurs when we provide the customer with access to the software. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We do not generally offer extended payment terms with typical terms of payment due between 30 and 60 days from delivery of solutions or services. However, for professional services that are billable under a time and materials based arrangement, these fees are neither fixed nor determinable until the work is performed and the fee becomes billable to the customer. We assess collectability of the customer receivable based on a number of factors such as collection history with the customer and creditworthiness of the customer. If we determine that collectability is not reasonably assured, revenue is deferred until collectability becomes reasonably assured, generally upon receipt of cash.

We offer subscriptions of our platform to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we have occasionally licensed our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term, both the perpetual license and support and maintenance are recognized ratably over the initial stated term. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient consistently priced standalone sales of support and maintenance.

License arrangements may also include professional services, such as installation and training services, which are typically delivered early in the contract term. This combination of products and services represents a multiple-element arrangement for revenue recognition purposes. We have determined that we do not have VSOE of fair value for each element of a multiple-element sales arrangement and, accordingly, we account for fees received under that multiple-element arrangement as a single unit of accounting and recognize the fees for the entire arrangement ratably, commencing on delivery of the software, over the longer of the term of the support and maintenance or the period over which professional services are delivered. Support and maintenance is always the last undelivered element in the arrangement and, therefore, we recognize the fixed portion of the fees ratably over the support and maintenance term. For contracts with multiple elements, we recognize the license, support and maintenance, and fixed fee professional service revenue ratably over the term of the arrangement beginning upon delivery of the software. We believe this method most closely reflects the economics of the transaction as we deliver access to the software and we begin providing support and maintenance services as of the date the software is delivered.

Professional services are offered on both our fixed fee and our time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. These fees are not considered fixed at the outset of the arrangement and become fixed as the related work is performed and the fees are earned and billed. These services are typically provided early in the contract term with completion typically occurring in the first six months. As these fees become fixed, they are added to the total fee for the multiple-element arrangement and recognized ratably with all other arrangement fees over the entire contract term. When billed, a cumulative revenue catch-up is calculated as the revenue earned from the date the software was made available to the customer to the date services have been completed, with recognition continuing ratably to the end of the contract term. These amounts, when recognized in our Consolidated Statements of Operations, are classified as professional services revenues based on the hourly rates at which they are billed. If there are significant acceptance clauses associated with the license or services or uncertainty associated with our ability to perform the professional services, revenues are deferred until the acceptance is received or the uncertainty is resolved. We record amounts that have been invoiced, in accordance with the terms of the agreement, in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

Hosting revenues are derived from providing our software solutions in a hosted environment where the customer does not take possession of the software on their premises. Customers have the option to elect to take possession of the software and install on their premises or sub-contract the hosting services through us. Such arrangements are considered software sales as the customer has the same rights to the software license regardless of their election to have us host on their behalf or install on their premises. As a result, the fees associated with license, support and hosted services are recognized as revenue ratably over the term of the arrangement.

We occasionally sell professional services separately and recognize revenues resulting from those as professional services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is resolved. If acceptance provisions exist within a professional services arrangement, revenues will be deferred until the services are accepted, the acceptance period has expired or cash is received from the customer.

Our policy is to record revenues net of any applicable sales, use or excise taxes.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their original invoice amounts less the allowance for doubtful accounts and do not bear interest. Our policy is to maintain an allowance for estimated losses resulting from the inability or refusal of our customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns. On a quarterly basis, we evaluate the collectability of our trade receivable balances based on a combination of factors. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. If the financial conditions of our customers were to materially change or there were other circumstances that resulted in their inability or unwillingness to pay, the estimates of recoverability of receivables could materially change.

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2008	$49
Charges to costs and expenses	265
Write-offs	(126)

Balance, December 31, 2009	188
Charges to costs and expenses	100
Write-offs	(98)

Balance, December 31, 2010	190
Charges to costs and expenses	51
Write-offs	(97)

Balance, December 31, 2011	$144

Fair Value of Financial Assets and Liabilities

The carrying value of cash and restricted cash, accounts receivable, accounts payable, and other accrued liabilities approximate their fair values due to the short-term nature of their maturities. The fair values of the long-term debt and revolving credit facility approximate their carrying values since their interest rates are variable and based on current market rates.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives as follows:

•	three years for computer equipment, hardware and software;

•	seven years for furniture, fixtures and equipment; and

•	the lesser of five years or the remaining term of the underlying lease for leasehold improvements.

Ordinary maintenance and repairs are expensed as incurred.

Software Capitalization

Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs are capitalized. The costs to develop such software have not been capitalized because we believe our current software development process is essentially completed concurrent with the establishment of technological feasibility. However, we capitalize software costs acquired in business combinations and asset purchases, provided the acquired software has established technological feasibility as of the acquisition date.

Accounting for the Impairment of Long-Lived Assets

We evaluate the recoverability of our long-lived assets, which principally consist of property and equipment and acquired intangible assets with finite lives, whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. Recoverability of an asset is measured by comparing the carrying amount to the expected future undiscounted cash flows that the asset is expected to generate. If that review indicates that the carrying amount of the long-lived asset is not recoverable, an impairment loss is recorded for the amount by which the carrying amount of the asset exceeds its fair value.

We did not incur any long-lived asset impairment charges in the years ended December 31, 2011, 2010 or 2009.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. The impairment test is performed by determining the reporting unit’s fair value based on estimated discounted future cash flows and considering the estimated fair market value of our common stock. We have determined that we have one reporting unit, which represents the activities of the entire company. If the reporting unit’s carrying value is less than its fair value, then the fair value is allocated to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire us. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during the years ended December 31, 2011 or 2010 and we did not have any goodwill recorded on our balance sheet during the year ended December 31, 2009.

Other Assets

Other assets include deposits for facilities leases and other miscellaneous long-term assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription, hosting, professional services and support and maintenance revenues described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers in annual or quarterly installments. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term. We defer the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. Approximately 6% and 7% of total deferred revenue as of December 31, 2011 and 2010, respectively, related to deferred professional services revenues.

Concentration of Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and trade receivables. Cash is placed on deposit in major financial institutions in the United States. Such deposits may be in excess of insured limits. Management believes that the financial institutions that hold our cash deposits are financially sound and, accordingly, minimal credit risk exists with respect to these balances.

We sell our products to companies in diverse industries and do not require our customers to provide collateral to support accounts receivable. When necessary, credit reviews of significant customers are performed prior to extending credit. The determination of a customer’s ability to pay requires significant judgment, and failure to collect from a customer can adversely affect revenues, cash, and net income. To reduce credit risk, we also perform ongoing credit evaluations of our more significant customers’ financial conditions. We maintain an allowance for potential doubtful accounts.

No individual customer accounted for 10% or more of total revenues in the years ended December 31, 2011 or 2010. One individual customer accounted for 10% of total revenues in the year ended December 31, 2009. One customer accounted for 11% of total accounts receivable at December 31, 2011 and no customer accounted for 10% or more of total accounts receivable at December 31, 2010.

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards, including stock options and restricted stock, based on the estimated fair value of the award on the grant date. We use the Black-Scholes valuation model to estimate the fair value of stock option awards. The fair value of the awards is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award.

The determination of the grant date fair value of options using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. In addition, prior to our initial public offering (“IPO”) in December 2011, we also made assumptions regarding the fair value of our common stock.

Income Taxes

We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to be more likely than not that a portion of the deferred tax assets will not be realized.

We recognize the effect of income tax positions only if those positions are “more likely than not” of being sustained. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our consolidated financial statements.

Warranties

We typically warrant that our products will perform in a manner consistent with the product specifications provided to the customer for 180 days for sales to companies in the United States and 365 days for sales to companies in Europe. Historically, we have not been required to make payments under these obligations, and we have not recorded any liability for these obligations in our consolidated financial statements.

Commissions

Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our direct sales force. Generally, sales commissions are earned and recorded at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect against any invoiced fee associated with a sales order. Commissions expense was $9.2 million, $6.3 million and $2.4 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Leases

We lease our facilities under operating leases. For leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a deferred rent liability in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed as incurred as a component of sales and marketing expense and totaled $2.2 million, $1.8 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Certain software development costs incurred subsequent to the establishment of technological feasibility are required to be capitalized. Based on our product development process, technological feasibility is established upon completion of a working model. Historically, the period between achieving technological feasibility and general availability of such software has been short and software development costs qualifying for capitalization have been immaterial. Accordingly, we have not capitalized any software development costs.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Preferred shares do not share in losses. Accordingly, given that we have incurred a net loss for all periods presented, the entire net loss is attributable to common stock holders. At the time of our IPO in 2011, all preferred shares converted, one for one, to common shares. Diluted net loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and warrants using the treasury stock method, the vesting of restricted stock and the conversion of all convertible preferred stock, if dilutive.

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ deficit. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. Foreign currency transaction gains and losses were not material in the years ended December 31, 2011, 2010 or 2009.

Note 3. Acquisitions

Filtrbox, Inc.

On January 6, 2010, we acquired all of the outstanding shares of Filtrbox, Inc. (“Filtrbox”), a privately held social media monitoring innovator, and subsequently incorporated Filtrbox’s software into our platform. The total purchase consideration of $1.7 million was comprised of $0.7 million in cash and 848,416 shares of our common stock.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The purchase accounting allocations resulted in intangible assets of $0.8 million and goodwill of $0.8 million, all of which is expected to be deductible for tax purposes. Intangible assets acquired included the core technology, covenants not to compete and customer relationships. The key factors attributable to the creation of goodwill by the transaction are the synergies associated with the integration of the Filtrbox product into our platform.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Current assets	$21	—
Goodwill	831	—
Other intangible assets:
Core technology	541	5 years
Covenant not to compete	232	2 years
Customer relationships	76	2 years
Current liabilities	(35)	—

Net assets acquired	$1,666

Proximal Labs, Inc.

On March 18, 2011 we acquired all of the outstanding shares of Proximal Labs, Inc. (“Proximal Labs”), a privately held Palo Alto, California-based company, for total purchase consideration of $1.2 million. The consideration was comprised of $0.5 million in cash and 127,054 shares of our common stock.

We also issued 272,946 shares of restricted common stock to certain Proximal Labs employees, the fair value of these shares on the grant date was $1.2 million, which will be recognized as stock-based compensation expense over the four-year vesting period.

The acquisition of Proximal Labs has been accounted for as a purchase of an asset, as it did not meet the definition of a business. Accordingly, the total purchase price was allocated to the identified assets based on their respective fair values on the date of acquisition.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
In-process research and development	$1,031	—
Covenant not to compete	209	3 years

Net assets acquired	$1,240

The amount of the purchase price allocated to non-compete agreements will be amortized on a straight-line basis over the estimated useful life of three years. The amount of the purchase price allocated to in-process research and development was expensed upon acquisition, because the technological feasibility of product under development had not been established.

OffiSync Corporation

On May 18, 2011 we acquired all of the outstanding shares of OffiSync Corporation (“OffiSync”), a Seattle, Washington-based company, for approximately $22.7 million in cash and 78,110 shares of our common stock at a fair value of $7.87 per share, for a total value of $23.3 million. OffiSync’s services facilitate collaboration on any Microsoft Office document.

We also issued 441,102 shares of restricted common stock to certain OffiSync employees, the fair value of these shares on the grant date was $3.5 million, which will be recognized as stock-based compensation over the 3 year vesting period. In addition, unvested stock options, for which no service was performed prior to acquisition, held by OffiSync employees who were retained were converted to 80,788 Jive common stock options.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Cash	$275
Other current assets	54	—
Goodwill	16,434	—
Other intangible assets:
Core technology	9,992	5 years
Covenant not to compete	365	2 years
Customer relationships	212	2 years
Trade names	28	2 years
Current liabilities	(226)	—
Deferred tax liabilities	(3,851)

Net assets acquired	$23,283

The amount of the purchase price allocated to core technology, covenant not to compete, customer relationships and trade names will be amortized on a straight-line basis over their estimated useful lives.

The goodwill recorded in connection with the acquisition of OffiSync is primarily related to the ability of OffiSync to increase viral adoption with our users by integrating both Microsoft Office and Outlook with our Platform and from the expected synergies to be achieved in connection with the acquisition.

See Note 11, “Income Taxes” regarding the tax effect of the acquisition on our consolidated financial statements.

Transaction costs of $0.5 million associated with the acquisition of OffiSync were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

Pro forma results assuming that the acquisition had occurred as of January 1, 2010 were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Revenue	$77,358	$46,318
Net loss	$(56,445)	$(37,154)

Note 4. Property and Equipment, net

The following table sets forth the components of property and equipment (in thousands):

	December 31,
	2011	2010
Computers, equipment and software	$10,863	$3,979
Leasehold improvements	3,743	3,360
Furniture and fixtures	1,874	1,854
Construction in progress	2,253	—

	18,733	9,193
Less accumulated depreciation and amortization	(6,094)	(2,422)

	$12,639	$6,771

Depreciation expense related to property and equipment was as follows (in thousands):

Year Ended December 31,
2011	2010	2009
$ 3,708	$1,206	$637

Note 5. Goodwill and Other Intangible Assets, net

The roll-forward of activity related to goodwill was as follows (in thousands):

Balance at December 31, 2009	$—
Acquisition of Filtrbox	831

Balance at December 31, 2010	831
Acquisition of OffiSync Corporation	16,434

Balance at December 31, 2011	$17,265

The following table presents our intangible assets and their related useful lives (dollars in thousands):

		December 31,
	Useful Life	2011	2010

Acquired technology	5 years	$11,564	$541
Accumulated amortization		(2,497)	(108)

		9,067	433

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(916)	(209)

		1,514	2,221

Covenant not to compete	1-2 years	807	234
Accumulated amortization		(412)	(119)

		395	115

Other	2 years	316	76
Accumulated amortization		(151)	(38)

		165	38

Total intangible assets, net		$11,141	$2,807

Amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,
2011	2010	2009
$ 3,503	$472	$—

Estimated future amortization expense as of December 31, 2011, is as follows (in thousands):

2012	$3,487
2013	2,782
2014	2,124
2015	1,999
2016	749

$11,141

Note. 6 Revolving Credit Facility and Long-Term Debt

Revolving Credit Facility

As amended with the Sixth Amendment to the Amended and Restated Loan and Security Agreement with Silicon Valley Bank on September 29, 2011 (the “Loan Agreement”), we have a $10.0 million revolving credit facility, which expires March 31, 2013. The revolving credit facility is subject to a borrowing base to be determined on eligible accounts receivable and subject to a maximum total debt outstanding of $35 million for the combination of the senior term debt, term loan and revolving credit facility. In addition, the amount available to borrow against the revolving credit facility will be reduced by the value of any outstanding letters of credit. We may issue letters of credit under the credit facility in amounts up to $2.0 million. As of December 31, 2011, we had $0.3 million of outstanding letters of credit and no outstanding borrowings. The total availability under the revolving credit facility was $9.7 million at December 31, 2011. Included as part of the agreement, we granted Silicon Valley Bank a continuing security interest in our personal property excluding intellectual property and other intangible assets.

Interest on outstanding borrowings is at prime or prime plus 0.25%, based on a financial covenant. As of December 31, 2011, the interest rate was at prime, which was 3.25%. The agreement requires payment of a 0.375% per annum fee on the unused portion of the revolving credit facility.

The credit facility contains various financial covenants. Such covenants are subject to usual and customary exceptions, which would be typical for a credit facility of this nature. The restrictions include, among others, adjusted EBITDA requirements, a minimum liquidity ratio, not creating liens on our assets or incurring additional debt, not paying dividends, limiting investments and acquisitions and preventing dissolution, liquidation, merger or a sale of our assets without prior consent of Silicon Valley Bank. Such covenants are subject to usual and customary exceptions, which would be typical for a credit facility of this nature. The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of such thing as nonpayment of amounts due under the credit facility, violation of the restrictive covenants referred to above, violation of other contract provisions, or a material adverse change. If an event of default occurs and is continuing, we may be required to repay any outstanding borrowings under the credit facility. As of December 31, 2011, we were in compliance with all financial covenants.

Long-Term Debt

Our long-term debt is summarized as follows (in thousands):

	December 31,
	2011	2010
Silicon Valley Bank second term loan(1)	$—	$1,375
Silicon Valley Bank third term loan(1)	—	1,995
Silicon Valley Bank fourth term loan(1)	—	2,345
Silicon Valley Bank senior term loan(2)	13,250	—

		5,715
Less current portion(2)	(3,000)	(1,806)

	$10,250	$3,909

(1)	The second term loan, third term loan and fourth term loan were all repaid in May 2011 with the proceeds from the senior term loan.
(2)	As of December 31, 2011, current and long-term portions of long-term debt exclude a discount of $53,998 and $58,449, respectively, related to warrants issued in conjunction with amendments made to our loan agreements with Silicon Valley Bank in May 2011.

Silicon Valley Bank Term Loan and Senior Term Loan

The Loan Agreement included the addition of a $15 million term loan, the proceeds from which were used to partially fund the acquisition of OffiSync. Monthly interest only payments on the loan began June 1, 2011 and repayment of the principal loan amount was to begin April 1, 2013 and was to be paid in 36 equal monthly installments of principal plus interest. Interest accrued at a fixed annual rate of 10.00%. The term loan was prepaid in full without penalty in December 2011 with proceeds from our IPO.

The Loan Agreement also provided for a $15 million senior term loan. The proceeds were used to refinance all existing term loans with Silicon Valley Bank and to partially fund the acquisition of OffiSync. Interest is accrued at the prime rate (3.25% at December 31, 2011) plus 0.375% or 0.625%, based on a financial covenant, and was 3.625% at December 31, 2011. Repayment began June 1, 2011, and is payable in 48 monthly installment payments. Each of the first 24 installment payments is $0.25 million, plus accrued interest; and each of the remaining 24 installment payments is $0.375 million, plus accrued interest. The term loan matures June 1, 2015. There is no prepayment penalty on this loan.

As discussed above under Revolving Credit Facility, the Loan Agreement contains various financial covenants, all of which we were in compliance with at December 31, 2011.

Summary of Maturities

Annual maturities of long-term debt as of December 31, 2011 were as follows (in thousands):

2012	$3,000
2013	3,875
2014	4,500
2015	1,875

$13,250

Note 7. Redeemable Convertible Preferred Stock

Prior to our IPO on December 13, 2011, we had the following redeemable convertible preferred stock outstanding, all of which was converted to common stock in connection with our IPO:

	Shares Outstanding	Original Issuance Price	Number of Shares of Common Stock Received Upon Conversion
Series A convertible preferred stock	10,100,000	$1.52916	10,100,000
Series B convertible preferred stock	3,335,817	$3.67838	3,335,817
Series C convertible preferred stock	9,646,550	$5.1832	9,646,550

Each series of convertible preferred stock was entitled to a dividend, if approved and declared by our board of directors. No dividends were ever approved or declared related to any series of our convertible preferred stock.

Of the 9,646,550 shares of Series C convertible preferred stock, 3,858,620 shares were acquired through the exercise of Series C preferred stock warrants in September 2011. The warrants were issued in connection with the Series C convertible preferred stock financing in July 2010. Prior to exercise, the warrants were classified as a liability because they provided for the issuance of convertible preferred stock, which, in certain liquidation instances, required cash settlement by us. We were required to revalue the warrants at the end of each reporting period, through the date of exercise, at which time the liability was reclassified to Series C convertible preferred stock, with the change in value reported in the Consolidated Statements of Operations as a “gain or loss from the change in fair value of warrant liability” in the period in which the change occurred. In the years ended December 31, 2011 and 2010, we recognized a loss on the change in fair value of warrant liability of $7.2 million and $0.2 million, respectively. See also Note 8, “Fair Value Measurements of Assets and Liabilities.”

In December of 2011, in conjunction with our IPO, our board of directors authorized 10,000,000 shares of preferred stock. No shares were issued or outstanding as of December 31, 2011.

Note 8. Fair Value Measurements of Assets and Liabilities

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

We did not have any financial assets or liabilities that were measured at fair value on a recurring basis at December 31, 2011. At December 31, 2010, we had the following financial liability that was measured at fair value on a recurring basis (in thousands):

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Series C preferred stock warrants	$—	$—	$264	$264

The gross changes in the fair value of the Series C preferred stock warrants were as follows (in thousands):

Balance at December 31, 2009	$—
Fair value at issuance	42
Change in fair value	222

Balance at December 31, 2010	264
Change in fair value	7,185
Exercise of Series C preferred stock warrants	(7,449)

Balance at December 31, 2011	$—

We estimated the fair value of the Series C preferred stock warrants using various valuation approaches including the option pricing model and the discounted cash flow model, both of which use unobservable inputs and reflect our assessment of the assumptions market participants would use to value this liability. As such, these warrants are considered a level 3 fair value.

Note 9. Stockholders’ Equity

In April of 2009, our board of directors approved an increase in the authorized number of shares of common stock from 40,000,000 to 50,000,000. In addition, our board of directors authorized the repurchase of 1,520,752 shares of our common stock, which were repurchased for $0.56 per share for a total cost of $0.9 million. The repurchased shares are held as treasury stock. In July of 2010, our board of directors approved an increase of authorized common shares from 50,000,000 to 70,000,000; and in December of 2011 our board of directors approved an increase of authorized common shares from 70,000,000 to 290,000,000. In accordance with Delaware state law, we cannot declare a dividend if it would cause an impairment of our capital, and it was determined that, at the time of the authorization, no impairment of our capital existed.

In December 2011, in connection with our IPO, we issued 12,088,403 shares of our common stock at a price of $12.00 per share. In addition, as discussed above, all shares of outstanding preferred stock were converted into a total of 23,082,367 shares of our common stock upon our IPO.

Note 10. Stock-Based Awards and Stock-Based Compensation

Stock Option Plans

2011 Plan

Our 2011 Equity Incentive Plan (the “2011 Plan”) replaced our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2002 Equity Incentive Plan (the “2002 Plan”) upon completion of our IPO. Both the 2007 Plan and the 2002 Plan were then terminated. The 2011 Plan provides our board of directors broad discretion in creating employee equity incentives. Unless otherwise provided in the 2011 Plan document, the compensation committee in its discretion, determines the stock option exercise prices, which may not be less than the fair value of our common stock at the date of grant, vesting periods, and expiration periods, which are a maximum of ten years from the date of grant.

The total number of shares authorized and available for issuance under the 2011 Plan is 4,207,511 shares plus (i) 528,179 shares that were available for issuance under the 2007 Plan upon its termination; (ii) any shares subject to stock options or other awards granted under the 2007 Plan or the 2002 Plan that expire or otherwise terminate without having been exercised in full; and (iii) shares issued pursuant to awards granted under the 2007 Plan or the 2002 Plan that are forfeited to, or repurchased by, us, with the maximum number of shares to be added to the 2011 Plan pursuant to (i) through (iii) equal to 20,359,128 shares.

The 2011 Plan allows for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Generally, all stock option grants are issued under an option agreement that provides, among other things, that the option grant vests over a four-year period.

At December 31, 2011, we had 15,981,155 shares of our common stock reserved for issuance and 4,776,973 shares were available for future awards pursuant to the 2011 Plan.

The number of shares available for issuance under the 2011 Plan will be increased on the first day of each year beginning with January 1, 2013, in an amount equal to the lesser of (i) 5,000,000 shares; (ii) 3.9% of the outstanding shares on the last day of the immediately preceding year; or (iii) such number of shares as determined by the board of directors.

2007 Plan

The 2007 Plan was terminated in conjunction with the approval and implementation of the 2011 Plan in December 2011. Awards that were outstanding upon termination remained outstanding pursuant to their original terms. At December 31, 2011, awards covering 15,202,155 shares of our common stock remained outstanding pursuant to the 2007 Plan and no shares were available for future awards.

2002 Plan

The 2002 Plan was terminated in conjunction with the approval and implementation of the 2011 Plan in December 2011. Awards that were outstanding upon termination remained outstanding pursuant to their original terms. At December 31, 2011, awards covering 380,000 shares of our common stock remained outstanding pursuant to the 2002 Plan and no shares were available for future awards.

Out-of-Plan Stock Option Grant

On November 5, 2010, in conjunction with the lease of office space, we issued non-statutory, out-of-plan stock options to purchase 10,000 shares of our common stock. These options were issued with the exercise price equal to the fair value of our common stock at the date of grant, which was $2.85 per share. These options were fully vested upon issuance and expire ten years after the date of grant.

Stock Option Activity

Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)(1)
Balances, December 31, 2010	15,454,600	$1.339
Granted	4,788,688	8.878
Forfeited	(1,352,918)	2.140
Exercised	(2,909,215)	1.174

Balances, December 31, 2011	15,981,155	3.560	7.81	$198,809

Exercisable at December 31, 2011	5,822,969	$1.078	6.98	$86,892

Vested and expected to vest(2)	13,646,952	$3.409	7.81	$171,832

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $16.00 of our common stock on December 31, 2011.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Restricted Stock Activity

Restricted stock results from the exercise of unvested Restricted Stock Purchases, or RSPs, non-qualified options, or NSOs, with reverse vesting provisions, and the grant of Restricted Stock Awards, or RSAs. The shares of restricted stock vest over the period specified in the related RSP, NSO, and RSA agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2010	219,145	$0.911
Granted RSAs	714,048	6.513
Vested	(97,826)	0.779
Forfeited	—	—

Balances, December 31, 2011	835,367	$5.561

Stock-Based Compensation

The fair value of the stock-based awards granted was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2011	2010	2009
Expected term (in years)	4.6 – 10.0	4.6 – 10.0	5.1 – 10.0
Risk-free interest rate	0.36% -4.39%	1.43% -4.39%	1.94% - 4.39%
Volatility	53% - 65%	54% - 69%	53% - 69%
Dividend yield	0%	0%	0%

The expected terms of options granted were calculated using the simplified method, which defines the expected term as the average of the contractual term and the vesting period. Estimated volatility incorporates a calculated volatility derived from the historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.

Because there was no public market for our common stock prior to our IPO, our board of directors estimated the fair value of our common stock, for purposes of determining the exercise price of stock options and the fair value of restricted stock awards, based upon several factors, including, but not limited to, third-party valuations and our operating and financial performance.

The third-party valuations took into consideration several factors, including, but not limited to:

•	prices for preferred stock which were sold to outside investors in arms-length transactions, and the rights, preferences, and privileges of the preferred stock and the common stock;

•	the fact that the option grants involved illiquid securities in a private company;

•	our stage of development and revenue growth;

•	the state of the industry and the economy;

•	the marketplace and major competitors; and

•	the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of our company, given prevailing market conditions.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Weighted average per share grant date fair value of stock options granted	$4.720	$1.003	$0.417
Total intrinsic value of stock options exercised	$25,550	$2,014	$629
Total fair value of shares vested	$3,324	$1,076	$352

Stock-based compensation was included in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenues	$544	$158	$85
Research and development	2,644	528	112
Sales and marketing	3,918	823	257
General and administrative	3,316	1,895	145

Total	$10,422	$3,404	$599

Included in stock-based compensation, was $4.1 million, $0.8 million and $0.1 million related to the value of stock options granted to non-employees. During the years ended December 31, 2011, 2010 and 2009, we granted options to purchase 57,500, 1,275,550 and 110,000 shares of common stock, respectively, to nonemployees. Expense for these awards was calculated using the Black-Scholes option-pricing model. These awards are equity classified and are marked to market each period with the change in fair value recorded in earnings. At December 31, 2011, options exercisable by non-employees for 64,500 shares of our common stock remained outstanding and are included in the table of stock option activity above.

As of December 31, 2011, we had unrecognized compensation related to all stock-based awards of $26.5 million, which will be recognized over the weighted average remaining vesting period of 3.2 years.

Note 11. Income Taxes

Income Tax Provision (Benefit)

Pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Domestic	$(55,053)	$(27,549)	$(4,838)
Foreign	486	—	—

Total	$(54,567)	$(27,549)	$(4,838)

The provision (benefit) for federal, state and foreign income taxes was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current tax provision (benefit):
Federal	$—	$—	$—
State	(41)	68	(52)
Foreign	128	23	—

Total current tax provision (benefit)	87	91	(52)
Deferred tax provision (benefit):
Federal	(3,226)	—	—
State	(624)	—	—
Foreign	—	—	—

Total deferred tax expense	(3,850)	—	—

Provision for (benefit from) income taxes	$(3,763)	$91	$(52)

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax	(6.0)	(7.4)	(11.7)
Change in valuation allowance	26.6	42.0	44.0
Permanent differences	7.7	1.8	4.1
Tax credits	(1.5)	(1.9)	(2.9)
Foreign rate impact	0.4	—	—
Other	(0.1)	(0.2)	(0.6)

	(6.9)%	0.3%	(1.1)%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$34,109	$20,371
Accrued expenses, reserves and allowances	517	455
Deferred revenue	5,457	1,763
Tax credit carryforwards	2,694	1,553
Deferred rent	139	113
Other	1,393	834

Total deferred tax assets	44,309	25,089
Deferred tax liabilities:
Depreciation and amortization	(6,565)	(1,747)
Prepaid expenses	(769)	(564)

Total deferred tax liabilities	(7,334)	(2,311)
Valuation allowance	(36,975)	(22,778)

Net deferred taxes	$—	$—

The tax benefit of net operating losses, temporary differences and credit carryforwards is recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our recent history of operating losses, we currently believe that the recognition of the deferred tax assets arising from the above mentioned future tax benefits is not more likely than not to be realized and, accordingly, have provided a full valuation allowance.

The net change in the valuation allowance was an increase of $14.2 million, $12.0 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, 2010 and 2009, we had federal and state net operating loss carryforwards of $98.1 million, $49.9 million and $18.6 million, respectively. Additionally, we had research and development tax credit carryforwards of $2.4 million, $1.4 million and $0.7 million at December 31, 2011, 2010 and 2009, respectively. These carryforwards expire between 2013 and 2031.

Approximately $14.4 million of our NOL carryforwards were generated as a result of deductions related to exercises of stock options and disqualifying dispositions. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year's provision for income taxes. Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Accordingly, the deferred tax assets related to the net operating losses have been reduced by $5.9 million and $0 at December 31, 2011 and 2010, respectively.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We had unrecognized tax benefits of $0.7 million and $0.4 million as of December 31, 2011 and 2010, respectively.

We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011, there are no accrued penalties or interest recorded in the consolidated financial statements. All unrecognized tax benefits would have an impact on the effective tax rate if recognized. The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year ended December 31,
	2011	2010	2009
Beginning balance	$380	$182	$93
Additions based on tax positions related to the current year	280	198	89
Additions based on prior year tax positions	—	—	—
Reductions for tax positions in prior years	—	—	—
Settlements	—	—	—

Ending balance	$660	$380	$182

We are subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local tax examinations for tax years ended before December 31, 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward. We are not currently under examination in any tax jurisdictions. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2012.

Note 12. Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, less the weighted-average unvested common stock subject to repurchase or forfeiture. Diluted net loss per share is computed by giving effect to all potential shares of common stock, including preferred stock, stock options and warrants, to the extent dilutive. Since we were in a loss position for all periods presented, basic and diluted net loss per share was the same for each period presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss	$(50,804)	$(27,640)	$(4,786)

Denominator:
Weighted-average common shares outstanding	26,729	22,385	20,746
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	658	289	213

Weighted-average shares used to compute net loss per share, basic and diluted	26,071	22,096	20,533

Net loss per share, basic and diluted	$(1.95)	$(1.25)	$(0.23)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2011	2010	2009
Shares subject to outstanding common stock options	15,981,155	15,454,600	8,623,994
Unvested restricted common stock	835,367	219,145	214,841
Series A preferred stock	—	10,100,000	10,100,000
Series B preferred stock	—	3,335,817	3,335,817
Series C preferred stock	—	5,787,930	—
Shares subject to Series C preferred stock warrants	—	3,858,620	—

	16,816,522	38,756,112	22,274,652

Note 13. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Supplemental Cash Flow Information
Cash paid for interest	$1,369	$241	$227
Cash paid for income taxes	74	76	17

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Filtrbox	$—	$1,013	$—
Common stock issued in connection with acquisition of Proximal Labs	551	—	—
Common stock issued in connection with acquisition of OffiSync	616	—	—
Preferred stock issued in connection with the exercise of liability classified Series C preferred stock warrants	7,449	—	—

Note 14. Commitments and Contingencies

Legal Matters

From time to time, we may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases

Operating lease payments primarily relate to noncancelable operating leases associated with our offices in Oregon, California, Colorado and Israel and the data center in Arizona. The facility lease for the currently occupied space in Oregon expires in September 2013 and includes a five-year renewal option. The lease for the headquarters in Palo Alto, California expires in September 2018, and the lease for our data center in Arizona expires in December 2016. Additionally, we currently occupy a number of sales and service offices in New York, Pennsylvania, Brazil, Canada, Germany, and the United Kingdom. In addition to our currently occupied space, there are other facility leases in Oregon that are no longer being utilized by us that have been fully sublet. Payments received from subleases were $0.9 million, $0.3 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, and were recorded as a reduction to rent expense. Minimum rentals to be received in the future under these subleases as of December 31, 2011 were $0.5 million.

The approximate future minimum lease payments required under operating leases (including for sublet facilities) were as follows (in thousands):

Year ending December 31,
2012	$3,663
2013	2,931
2014	2,169
2015	2,201
2016	2,260
Thereafter	2,752

$15,976

Rent expense, net of sublease income, was $3.4 million, $2.5 million and $1.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 15. Geographic Information

Sales to countries which totaled 10% or more of our total revenues, determined based on the location of the end customer, were as follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009(1)
U.S.	$60,700	$36,397	$21,880
Rest of world	16,585	9,871	8,114

	$77,285	$46,268	$29,994

(1)	During the year ended December 31, 2009, 11% of total revenues were derived from customers in Germany. No other country exceeded 10% of total revenues during any of the other periods presented.

We did not have a significant amount of long-lived assets located outside of the U.S. at December 31, 2011 or 2010.

Note 16. Employee Benefit Plan

We offer a 401(k) employee savings plan to our U.S.-based employees. We make a nondiscretionary matching contribution equal to 100% of the first 3% and 50% of the next 2% of compensation contributed by employees. We made matching contributions of $1.3 million, $0.8 million and $0.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 17. New Accounting Pronouncements

Accounting Pronouncements Not Yet Effective

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after

December 15, 2011. While ASU 2011-05 will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

Note 18. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating statement data:
Total revenues	$16,067	$17,885	$20,819	$22,514
Gross profit	9,007	9,833	11,577	12,583
Net loss	(14,489)	(16,069)	(7,580)	(12,666)
Net loss per share:
Basic and diluted	$(0.63)	$(0.68)	$(0.31)	$(0.39)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010
Operating statement data:
Total revenues	$8,797	$10,450	$12,349	$14,672
Gross profit	5,216	5,751	7,108	8,487
Net loss	(6,043)	(7,216)	(7,616)	(6,765)
Net loss per share:
Basic and diluted	$(0.28)	$(0.33)	$(0.34)	$(0.30)

(1)	Non-cash expense recorded in total other income (expense), net related to the change in fair value of our preferred stock warrant liability was zero in the three months ended March 31, 2010 and June 30, 2010, and $0.03 million, $0.2 million, $4.1 million and $8.2 million in the three months ended September 30, 2010, December 31, 2010, March 31, 2011, and June 30, 2011, respectively. Non-cash income recorded in total other income (expense), net included $5.2 million related to the change in fair value of our preferred stock warrants in the three months ended September 30, 2011. The warrants were exercised in September of 2011, therefore there is zero other income (expense) related to these preferred stock warrants in the three months ended December 31, 2011.
(2)	In the three months ended June 30, 2011, there was a benefit of $3.9 million recorded in loss before provision for (benefit from) income taxes related to acquisition of OffiSync in the same period.
(3)	In the three months ended December 31, 2011 we completed our initial public offering, we issued 12.1 million shares of our common stock in the offering. Additionally, at the effective time of the offering 23.1 million shares of our preferred stock converted, on a one for one basis, into shares of our common stock. The impact of both these transaction are reflected in the weighted-average shares outstanding for purposes of calculating net loss per share.

Net loss per share of common stock for the four quarters of each year in the table above may not sum to the total for each year because of the different number of weighted-average shares outstanding in each respective period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Board of Directors,” “Meetings of the Board of Directors,” “Committees of the Board of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

On November 10, 2011 we adopted a code of business conduct and ethics that applies to all of our employees, including our executive officers and directors, and those employees responsible for financial reporting. The code of business conduct and ethics is available on our website at jivesoftware.com. We expect that, to the extent required by law, any amendments to the code, or any waivers of its requirements, will be disclosed on our website. We intend to disclose any waiver to the provisions of the code of business conduct and ethics that applies specifically to directors or executive officers by filing such information on a Current Report on Form 8-K with the SEC, to the extent such filing is required by the NASDAQ Global Select Market’s listing requirements; otherwise, we will disclose such waiver by posting such information on our website.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 31, 2011, about shares of our common stock that may be issued under our equity compensation plans and arrangements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by stockholders(1)	15,981,155	$3.56	4,776,973

(1)	Equity compensation plans approved by stockholders include the 2011 Equity Incentive Plan, the 2007 Stock Incentive Plan and the 2002 Equity Incentive Plan.
(2)	The weighted average exercise price does not take into account outstanding restricted stock. See Note 10 of Notes to Consolidated Financial Statements for additional information on stock-based awards outstanding.

Additional information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Election of Board of Directors,” “Committees of the Board of Directors” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our 2012 Proxy Statement. See “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Page

Report of KPMG LLP, Independent Registered Accounting Firm	52

Consolidated Balance Sheets as of December 31, 2011 and 2010	53

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009	54

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009	55

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009	56

Notes to Consolidated Financial Statements	57

Financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2012	JIVE SOFTWARE, INC.

	By:	/s/ Anthony Zingale
Anthony Zingale
Chief Executive Officer, Director and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2012.

Principal Executive Officer and Director:

By:	/s/ Anthony Zingale
Anthony Zingale
Chief Executive Officer, Director and Chairman

Principal Financial and Accounting Officer:

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
Chief Financial Officer

Remaining Directors:

By:	/s/ David G. DeWalt
David G. DeWalt, Director

By:	/s/ James J. Goetz
James J. Goetz, Director

By:	/s/ Jonathan G. Heiliger
Jonathan G. Heiliger, Director

By:	/s/ William A. Lanfri
William A. Lanfri, Director

By:	/s/ William Lynch
William Lynch, Director

By:	/s/ Sundar Pichai
Sundar Pichai, Director

By:	/s/ Charles J. Robel
Charles J. Robel, Director

By:	/s/ Theodore E. Schlein
Theodore E. Schlein, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Employment Agreement, between Jive Software, Inc. and Anthony Zingale, dated May 2, 2010, effective May 3, 2010. (1) (Exhibit 10.5)

10.6*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.7*	Offer Letter, between Jive Software, Inc. and John McCracken, dated October 28, 2008. (1) (Exhibit 10.7)

10.8*	Offer Letter, between Jive Software, Inc. and Robert Brown, dated March 21, 2008. (1) (Exhibit 10.8)

10.9*	Offer Letter, between Jive Software, Inc. and Brian Roddy, dated April 20, 2010. (1) (Exhibit 10.9)

10.10*	Offer Letter, between Jive Software, Inc. and David Hersh, dated July 2, 2002. (1) (Exhibit 10.10)

10.11†	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and Jive Software, Inc., dated January 1, 2009. (1) (Exhibit 10.11)

10.12	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.13	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.14	Lease Agreement between Jive Software, Inc. and TTC Partners III, LC, dated May 13, 2010. (1) (Exhibit 10.14)

10.15	Amended and Restated Loan and Security Agreement between Jive Software, Inc. and Silicon Valley Bank, dated October 14, 2008, as amended. (1) (Exhibit 10.15)

10.16	Sixth Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated September 29, 2011. (1) (Exhibit 10.16)

10.17	Form of Change of Control and Retention Agreement for Bryan LeBlanc, John McCracken, John Rizzo and Brian Roddy. (1) (Exhibit 10.17)

10.18	Form of Change of Control and Retention Agreement for Other Executive Officers. (1) (Exhibit 10.18)

10.19	Change of Control and Retention Agreement for Anthony ZIngale. (1) (Exhibit 10.19)

10.20*	2012 Executive Bonus Plan (2) (Exhibit 10.1)

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm

E-1

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.

E-2