Form 10-Q
period 2012-03-31
Jive Software, Inc.
filed 2012-05-09
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-35367

JIVE SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1515522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Lytton Avenue, Suite 200, Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 650-319-1920

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 9, 2012 was 61,785,397.

JIVE SOFTWARE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$143,749	$180,649
Short-term marketable securities	22,112	—
Accounts receivable, net of allowances of $219 and $144	28,038	31,999
Prepaid expenses and other current assets	4,113	4,503

Total current assets	198,012	217,151
Marketable securities, noncurrent	12,239	—
Property and equipment, net of accumulated depreciation of $7,424 and $6,094	14,025	12,639
Goodwill	17,265	17,265
Intangible assets, net of accumulated amortization of $4,865 and $3,976	10,252	11,141
Other assets	142	146

Total assets	$251,935	$258,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,399	$4,566
Accrued payroll and related liabilities	4,304	6,629
Other accrued liabilities	3,633	5,124
Deferred revenue, current	66,481	62,329
Term debt, current	2,946	2,946

Total current liabilities	82,763	81,594
Deferred revenue, less current portion	14,229	15,497
Term debt, less current portion	9,442	10,192
Other long-term liabilities	341	340

Total liabilities	106,775	107,623
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000,000 shares; issued - 68,879,799 shares at March 31, 2012 and 68,568,778 at December 31, 2011; outstanding - 61,732,660 at March 31, 2012 and 61,308,006 at December 31, 2011	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	262,176	258,779
Accumulated deficit	(113,674)	(104,725)
Accumulated other comprehensive income	3	10

Total stockholders’ equity	145,160	150,719

Total liabilities and stockholders’ equity	$251,935	$258,342

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Product	$21,671	$13,570
Professional services	3,647	2,497

Total revenues	25,318	16,067
Cost of revenues:
Product	6,822	3,929
Professional services	3,789	3,131

Total cost of revenues	10,611	7,060

Gross profit	14,707	9,007
Operating expenses:
Research and development	8,355	8,667
Sales and marketing	11,356	8,838
General and administrative	3,802	1,790

Total operating expenses	23,513	19,295

Loss from operations	(8,806)	(10,288)
Other income (expense), net:
Interest income	14	15
Interest expense	(88)	(98)
Change in fair value of warrant liability	—	(4,051)
Other, net	(45)	(37)

Total other income (expense), net	(119)	(4,171)

Loss before provision for income taxes	(8,925)	(14,459)
Provision for income taxes	24	30

Net loss	$(8,949)	$(14,489)

Basic and diluted net loss per share	$(0.15)	$(0.63)

Shares used in basic and diluted per share calculations	61,446	23,002

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net loss	$(8,949)	$(14,489)
Other comprehensive loss:
Foreign currency translation, net of tax	(5)	12
Cumulative unrealized loss on marketable securities	(2)	—

Other comprehensive loss	(7)	12

Comprehensive loss	$(8,956)	$(14,477)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,949)	$(14,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,218	1,847
Stock-based compensation	3,085	1,056
Loss from change in fair value of warrant liability	—	4,051
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	3,961	5,521
Prepaid expenses and other assets	388	(266)
Increase (decrease), net of acquisitions, in:
Accounts payable	1,634	2,115
Accrued payroll and related liabilities	(2,325)	(887)
Other accrued liabilities	(845)	(969)
Deferred revenue	2,884	2,605
Other long-term liabilities	1	27

Net cash provided by operating activities	2,052	611
Cash flows from investing activities:
Payments for purchase of property and equipment	(3,401)	(3,486)
Purchases of marketable securities	(34,351)	—
Acquisitions, net of cash acquired	—	(500)

Net cash used in investing activities	(37,752)	(3,986)
Cash flows from financing activities:
Proceeds from exercise of stock options	312	214
Payments of initial public offering expenses	(766)	—
Proceeds from (payments on) revolving credit facility, net	—	515
Proceeds from term loans	—	1,655
Repayments of term loans	(750)	(354)

Net cash provided by (used in) financing activities	(1,204)	2,030

Net increase in cash and cash equivalents	(36,904)	(1,345)
Effect of exchange rate changes	4	—
Cash and cash equivalents, beginning of period	180,649	43,348

Cash and cash equivalents, end of period	$143,749	$42,003

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Nature of Business

Jive Software, Inc. and its subsidiaries provide a social business software platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform license fees as well as from professional service fees for configuration, implementation and training.

Note 2.	Basis of Presentation

The consolidated financial statements include the accounts of Jive Software, Inc. and our majority-controlled subsidiaries (collectively, “Jive Software”). All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include:

•	the allowance for doubtful accounts;

•	the useful lives of fixed assets;

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill and other long-lived assets; and

•	the recoverability of deferred income tax assets and liabilities.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3.	Stock-Based Compensation

Certain information regarding all options and restricted stock purchases, or RSPs, outstanding as of March 31, 2012 was as follows:

	Options and RSPs Outstanding	Options and RSPs Exercisable
Number	15,684,027	6,567,131
Weighted average exercise price	$3.746	$1.334
Aggregate intrinsic value (in thousands)	$367,225	$169,603
Weighted average remaining contractual term (in years)	7.59	6.87

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenues	$258	$69
Research and development	947	353
Sales and marketing	526	309
General and administrative	1,354	325

	$3,085	$1,056

As of March 31, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSPs, was $20.2 million, which will be recognized over the weighted average remaining vesting period of 2.96 years.

Note 4.	Earnings Per Share

Since we were in a loss position for all periods presented, basic loss per share is the same as diluted loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Numerator:
Net loss	$(8,949)	$(14,489)

Denominator:
Weighted-average common shares outstanding	62,261	23,442
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(815)	(440)

Weighted-average shares used to compute net loss per share, basic and diluted	61,446	23,002

Net loss per share, basic and diluted	$(0.15)	$(0.63)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2012	2011
Stock options and RSPs	15,684,027	15,795,366
Restricted stock	721,736	467,242
Series A preferred stock	—	10,100,000
Series B preferred stock	—	3,335,817
Series C preferred stock	—	5,787,930
Series C preferred stock warrants	—	3,858,620

	16,405,763	39,344,975

Note 5.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Three Months Ended March 31, 2012	Year Ended December 31, 2011
Balance, beginning of period	$17,265	$831
Acquisition of OffiSync Corporation	—	16,434

Balance, end of period	$17,265	$17,265

OffiSync’s results of operations have been included in our unaudited consolidated financial statements subsequent to the date of acquisition. Pro forma results for the three months ended March 31, 2011 were not significant.

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	March 31, 2012	December 31, 2011
Acquired technology	5 years	$11,564	$11,564
Accumulated amortization		(3,024)	(2,497)

		8,540	9,067
Perpetual licenses	2 years	2,430	2,430
Accumulated amortization		(1,180)	(916)

		1,250	1,514
Covenant not to compete	1-2 years	807	807
Accumulated amortization		(480)	(412)

		327	395
Other	2 years	316	316
Accumulated amortization		(181)	(151)

		135	165

Total intangible assets, net		$10,252	$11,141

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2012	2011
$889	$120

Expected future amortization expense as of March 31, 2012 is as follows (in thousands):

Remainder of 2012	$3,463
2013	2,461
2014	2,080
2015	1,998
2016	250
Thereafter	—

$10,252

Note 6.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of March 31, 2012 (in thousands):

Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$98,252	$—	$—	$98,252
Cash equivalents:
Money market mutual funds	36,292	—	—	36,292
Commercial Paper	2,999	—	—	2,999
Corporate notes and bonds	1,506	—	—	1,506
U.S. treasury securities	4,700	—	—	4,700

Total cash equivalents	45,497	—	—	45,497

Total cash equivalents	143,749			143,749

Short-term marketable securities:
Corporate notes and bonds	5,501	—	2	5,499
Government obligations	3,010	—	—	3,010
U.S. government and agency	13,601	1	—	13,602

Total short-term marketable securities	22,113	1	2	22,112

Marketable securities, noncurrent:
Corporate notes and bonds	1,252	—	—	1,252
U.S. agency obligations	10,988	—	1	10,987

Total marketable securities, noncurrent:	12,240	—	1	12,239

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$178,101	$1	$3	$178,099

As of March 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2012, the following table summarizes the estimated fair value of our investments in marketable securities, available-for-sale, classified by the contractual maturity date (in thousands):

March 31, 2012
Due within 1 year	$22,112
Due within 1 year through 3 years	12,239

Total marketable securities	$34,351

Note 7.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that are measured at fair value on a recurring basis as of March 31, 2012 (in thousands):

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$36,292	$—	$—	$36,292
Commercial Paper	—	2,999	—	2,999
Corporate notes and bonds	—	1,506	—	1,506
U.S. treasury securities	4,700	—	—	4,700
Marketable securities
Corporate notes and bonds	—	6,752	—	6,752
Government obligations	—	3,010	—	3,010
U.S. government and agency	—	24,589	—	24,589

Total	$40,992	$38,856	$—	$79,848

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We did not have any financial liabilities that were measured at fair value on a recurring basis at March 31, 2012. We did not have any financial assets or liabilities that were measured at fair value on a recurring basis at December 31, 2011.

There were no changes to our valuation techniques during the quarter ended March 31, 2012.

We believe the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are a reasonable approximation of the fair value of those financial instruments because of the nature of the underlying transactions and the short-term maturities involved.

Note 8.	Commitments

In addition to $13.9 million in future payments under our operating leases, we have commitments under non-cancelable purchase orders, primarily relating to our annual user conference and capital expenditures for our data center, totaling $3.4 million at March 31, 2012. The non-cancelable purchase order commitments expire at various times through the third quarter of 2012; and our longest operating lease expires in September 2018.

Note 9.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Supplemental Cash Flow Information
Cash paid for interest	$194	$91
Cash paid for income taxes	102	30
Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Proximal Labs	$—	$551

Note 10.	Related-party transactions

Certain members of our Board of Directors also serve on the board of directors and in some cases are also investors in certain of our customers. We believe the transactions between these customers and us were carried out on an arm’s-length basis and that the pricing is consistent with similar transactions with our other similar customers. As of Mach 31, 2012, accounts receivable from these customers was $1.2 million. Current deferred revenue and non-current deferred revenue from these customers was $0.5 million and $0.8 million, respectively as of March 31, 2012. Total revenues related to these customers were $0.1 million in the three months ended March 31, 2012.

Note 11.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminated the option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted ASU 2011-05 in the first quarter of 2012 and, accordingly, comprehensive income is included as a separate financial statement that directly follows the Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property; and

•	the attraction and retention of qualified employees and key personnel.

These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Please refer to Item 1A. Risk Factors in this Quarterly Report on Form 10-Q, for a discussion of reasons why our actual results may differ materially from our forward-looking statements. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Overview

We provide a social business software platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform license fees as well as from professional service fees for configuration, implementation and training.

We sell our comprehensive Jive Engage Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 63.7% of 2012 Jive Engage Platform revenues in the first quarter of 2012. As the market for social business software within the enterprise continues to grow, we expect the shift towards revenue from internally focused communities to continue.

We offer our platform both as a public cloud service and as a private cloud solution. In the first quarter of 2012, product revenues from all public cloud deployments represented 62.3% of total product revenues. We anticipate public cloud deployments of our platform to comprise an ever-increasing portion of our business; driven by our most recent releases, Jive Cloud, a public cloud, non-customizable version of our Jive Engage platform and Try Jive, also a public cloud, non-customizable, 30-day trial version of the platform aimed at driving viral adoption in March and May of 2012, respectively.

Historically, we have generated most of our revenue from within the United States. Revenues from customers in the United States accounted for 78.2% of total revenue in the first quarter of 2012. We are continuing to focus on growing our international sales force, and we anticipate the percentage of our revenue generated outside of the United States will continue to increase.

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

Critical Accounting Policies and the Use of Estimates

Preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We believe the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, result primarily from the need to make estimates about the effects of matters that are inherently uncertain.

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2012.

New Accounting Pronouncements

See Note 11 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review billings, a non-GAAP measure, and the number of Jive Engage Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2012	2011
Total revenues	$25,318	$16,067
Deferred revenue, end of period	80,710	52,628
Less: deferred revenue, beginning of period	(77,826)	(50,195)

Billings	$28,202	$18,500	$9,702	52.4%

We monitor billings, a non-GAAP measure, in addition to other financial measures presented in accordance with GAAP to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that this non-GAAP measure offers valuable supplemental information regarding the performance of our business, and it will help investors better understand the sales volumes and performance of our business.

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

We consider billings a significant performance measure and a leading indicator of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product subscription license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in billings. If the customer elects to be invoiced annually, only the amount billed for the 12-month period will be included in billings.

Billings for consulting services typically occur on a bi-weekly basis as the services are delivered.

The increases in billings were primarily driven by the addition of new customers and increased upsell of our products to existing customers.

Jive Engage Platform Customers

We define the number of platform customers at the end of any given measurement period by counting every customer under active contract for the Jive Engage Platform that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. We believe the number of Jive Engage Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Engage Platform customer count was as follows:

	As of March 31,		Change	% Change
	2012	2011
Jive Engage Platform customer count	676	613	63	10.3%

Our product revenue growth was 59.7% in the first quarter of 2012 compared to the first quarter of 2011. Our product revenue has grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and as the average contract size has increased over that time.

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

Cost of professional services revenues includes all direct costs to provide our professional services, which primarily include salaries, consulting and outside services, and benefits and stock-based compensation for our professional services personnel. We recognize expenses related to our professional services organization as they are incurred, while the majority of associated professional services revenues are recognized ratably over the subscription term.

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

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business and incur additional expenses associated with being a publicly traded company.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses. In addition, the 2011 period includes changes in the fair value of our Series C preferred stock warrants. The Series C preferred stock warrants were exercised late in the third quarter of 2011 and, therefore, we will not incur charges related to these warrants in subsequent periods.

Provision for Income Taxes

Provision for income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign tax jurisdictions. Since we have generated net losses, we have fully reserved against any potential future benefits for loss carryforwards and research and development and other tax credits.

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended March 31, 2012(1)(2)		Three Months Ended March 31, 2011(1)(2)
Revenues:
Products	$21,671	85.6%	$13,570	84.5%
Professional services	3,647	14.4%	2,497	15.5%

Total revenues	25,318	100.0%	16,067	100.0%
Cost of revenues:
Products	6,822	26.9%	3,929	24.5%
Professional services	3,789	15.0%	3,131	19.5%

Total cost of revenues	10,611	41.9%	7,060	43.9%

Gross profit:
Products	14,849	58.7%	9,641	60.0%
Professional services	(142)	(0.6)%	(634)	(3.9)%

Total gross profit	14,707	58.1%	9,007	56.1%
Operating expenses:
Research and development	8,355	33.0%	8,667	53.9%
Sales and marketing	11,356	44.9%	8,838	55.0%
General and administrative	3,802	15.0%	1,790	11.1%

Total operating expenses	23,513	92.9%	19,295	120.1%

Loss from operations	(8,806)	(34.8)%	(10,288)	(64.0)%
Other income (expense), net(3)	(119)	(0.5)%	(4,171)	(26.0)%

Loss before provision for income taxes	(8,925)	(35.3)%	(14,459)	(90.0)%
Provision for income taxes	24	0.1%	30	0.2%

Net loss	$(8,949)	(35.3)%	$(14,489)	(90.2)%

Basic and diluted net loss per common share	$(0.15)		$(0.63)

Shares used in per share calculations	61,446		23,002

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended March 31, 2012(2)		Three Months Ended March 31, 2011(2)
Cost of revenues	$258	1.0%	$69	0.4%
Research and development	947	3.7%	353	2.2%
Sales and marketing	526	2.1%	309	1.9%
General and administrative	1,354	5.3%	325	2.0%

	$3,085	12.2%	$1,056	6.6%

(2)	Percentages may not add due to rounding.
(3)	Non-cash expense recorded in other income (expense), net in the three months ended March 31, 2011 included $4.1 million related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in future periods.

Revenues

Certain revenue information was as follows (dollars in thousands):

	Three Months Ended December 31,		Dollar Change	% Change
	2012	2011
Products	$21,671	$13,570	$8,101	59.7%
Professional services	3,647	2,497	1,150	46.1%

Total revenues	$25,318	$16,067	$9,251	57.6%

Products Revenues

The increase in products revenues in the first quarter of 2012 compared to the first quarter of 2011 was primarily the result of an increase in the average annual subscription transaction size and an increase in the aggregate number of customers on the Jive Engage Platform, which grew from 613 as of March 31, 2011 to 676 as of March 31, 2012.

Revenues from customers in the United States accounted for $19.8 million, or 78.2% of total revenue, in the first quarter of 2012, compared to $12.7 million, or 79.1% of total revenue, in the first quarter of 2011. In the first quarter of 2012, products revenues from public cloud deployments represented 62.3% of total product revenues and the remaining 37.7% was related to private cloud deployments. This compares to 59.3% of total product revenues from public cloud deployments and 40.7% of private cloud deployments in the first quarter of 2011. Additionally, 63.7% of the first quarter of 2012 Jive Engage Platform revenues represented internally focused communities and the remaining 36.3% represented externally focused communities. This compares to 54.5% of Jive Engage Platform revenues from internally focused communities and 45.5% from externally focused communities for the first quarter of 2011.

Professional Services Revenues

The increase in professional services revenues in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to increases in overall products revenues. However, professional services revenues as a percent of product revenues decreased by 160 basis points as continued enhancements of the core product have decreased the amount of customization requested by customers.

Cost of Revenues and Gross Margins

Cost of revenues information was as follows (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Cost of revenues: products	$6,822	$3,929	$2,893	73.6%
Products gross margin	68.5%	71.0%
Cost of revenues: professional services	$3,789	$3,131	$658	21.0%
Professional services gross margin	(3.9)%	(25.4)%

Cost of Revenues: Products

The increase in cost of revenues for products in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the increase in products revenues and included a $1.0 million increase in salaries and benefits related to increased headcount in our operations and support personnel, an increase in intangible amortization charges of $0.8 million, a $0.5 million increase in depreciation expense, a $0.3 million increase in third-party hosting services, a $0.2 million increase in third-party royalties, and a $0.2 million increase in allocations for IT and facilities costs, partially offset by a $0.2 million decrease in third-party consulting fees.

These increases in expenses and the decline in products gross margin in the first quarter of 2012 compared to the first quarter of 2011 was attributable to our third-party data center costs and increased headcount in our hosting department, which grew from 14 employees as of March 31, 2011 to 28 employees as of March 31, 2012, due to the increase in mix of revenue towards our public cloud deployment model, our programs to scale our public cloud capabilities for future growth, and an increase in amortization of acquired intangibles as a result of acquisitions made in the first half of 2011. Additionally, our support department grew from 28 employees as of March 31, 2011 to 37 employees as of March 31, 2012.

Cost of Revenues: Professional Services

The increase in cost of revenues for professional services in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the increase in professional services revenues, partially offset by improvements related to the improved proportion of full-time professional services employees in relation to the more expensive third-party consultants, and included a $0.6 million increase in salaries and benefits. We added 11 full-time professional services employees from the first quarter of 2011 to the first quarter of 2012, ending the current quarter at 62.

Additionally, we recognize professional services expense as incurred, while services revenue is recognized ratably over the subscription term.

The increase in the professional services gross margin in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the conversion of third-party consultants to full-time employees, as well as increased utilization of our existing full-time professional services employees.

Research and Development Costs

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2012	2011
Research and development	$8,355	$8,667	$(312)	(3.6)%
Percentage of total revenues	33.0%	53.9%

The decrease in research and development expenses in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to non-recurring expenses incurred in the first quarter of 2011 associated with the acquisition of Proximal Labs, Inc., which included $1.6 million in bonuses, as well as $1.0 million in amortization expense related to in process research and development that was fully expensed at the time of acquisition. The decrease was partially offset by a $2.1 million increase in salaries and benefits, as a result of increasing our research and development headcount by 36 from the first quarter of 2011 to the first quarter of 2012, ending the current quarter at a total of 141 employees. The $2.1 million increase in salaries and benefits included a $0.6 million increase in stock-based compensation. The decrease was also partially offset by a $0.1 million increase in allocations for IT and facilities.

Sales and Marketing

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2012	2011
Sales and marketing	$11,356	$8,838	$2,518	28.5%
Percentage of total revenues	44.9%	55.0%

The increase in sales and marketing expenses in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a $1.9 million increase in salaries and benefits primarily as a result of increasing our sales and marketing headcount from 98 as of March 31, 2011 to 129 as of March 31, 2012. The $1.9 million increase in salaries and benefits included a $0.2 million increase in stock-based compensation. The increase was also attributable to a $0.4 million increase in travel costs, and a $0.2 million increase in allocations for IT and facilities costs.

General and Administrative

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2012	2011
General and administrative	$3,802	$1,790	$2,012	112.4%
Percentage of total revenues	15.0%	11.1%

The increase in general and administrative expenses in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to a $1.7 million increase in salaries, which was primarily as a result of increased headcount and stock option grants. Of the $1.7 million increase in salaries, $1.0 million was stock-based compensation expense. General and administrative headcount grew from 29 as of March 31, 2011 to 42 as of March 31, 2012.

The increase in general and administrative expenses in the first quarter of 2012 compared to the first quarter of 2011 was to a lesser extent also driven by $0.4 million increase in professional fees such as legal and audit costs which are typical of a newly public company, a $0.1 million increase in facilities costs, excluding depreciation, a $.1 million increase in depreciation from both facilities and IT capital additions, and a $0.1 million increase in other expenses for travel, consulting fees and miscellanies IT costs. These increases were partially offset by an increase of $0.4 million in overhead allocations out of general and administrative to the other functions based on relative headcount.

Other Expense, net

	Three Months Ended March 31,		Dollar Change	%Change
(Dollars in thousands)	2012	2011
Other expense, net	$119	$4,171	$(4,052)	(97.1)%
Percentage of total revenues	0.5%	26.0%

The decrease in other expense, net in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the exercise of the Series C preferred stock warrants in the third quarter of 2011. Accordingly, we did not have expense related to these warrants in the first quarter of 2012. The charge in the first quarter of 2011 related to the Series C preferred stock warrant was $4.1 million.

Provision For Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Provision for income taxes	$24	$30
Percentage of loss before income taxes	0.3%	0.2%

In the first quarter of both 2012 and 2011, we recorded income taxes that were principally attributable to state and foreign taxes. We currently believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by an increase in the allowance.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Cash flows provided by operating activities	$2,052	$611
Cash used in investing activities	(37,752)	(3,986)
Cash provided by financing activities	(1,204)	2,030

Decrease in cash and cash equivalents	$(36,904)	$(1,345)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at March 31, 2012 consisted of $143.7 million of cash and cash equivalents and $22.1 million of short-term marketable securities. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from March 31, 2012.

Cash Flows from Operating Activities

Cash flows provided by operating activities was $2.1 million during the first quarter of 2012 and $0.6 million in the first quarter of 2011. Changes to our operating cash flows are historically impacted by the growth in our quarterly calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, offset by funding our growth and working capital needs.

The $2.1 million of cash provided in operating activities in the first quarter of 2012 resulted from our net loss of $8.9 million, offset by net non-cash charges of $5.3 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $4.0 million to $28.0 million at March 31, 2012 compared to $32.0 million at December 31, 2011, primarily as a result of a $7.8 million decrease in billings in the first quarter of 2012 compared to the fourth quarter of 2011. The decrease in billings was partially offset by a larger percent of total billings be billed later in the quarter in the first quarter of 2012 compared to the fourth quarter of 2011, which resulted in fewer invoices billed and collected in the same period. Refer to “Overview” for additional discussion around the seasonality of our business.

Accounts payable and other accrued liabilities decreased $0.7 million to $9.0 million at March 31, 2012 compared to $9.7 million at December 31, 2011, primarily due to timing of payments and the seasonality of our business.

Accrued payroll and related liabilities decreased $2.3 million to $4.3 million at March 31, 2012 compared to $6.6 million at December 31, 2011, primarily due to a decrease in accrued commissions, as a result of decreased billings in the first quarter of 2012 compared to the fourth quarter of 2011, as a result of seasonality of our business, as well as decrease in accrued bonuses as a result of our second half 2011 management bonus being paid in the first quarter of 2012.

Deferred revenue increased $2.9 million to $80.7 million at March 31, 2012 compared to $77.8 million at December 31, 2011, primarily due to new business and renewals related billings in the first quarter of 2012.

Operating activities provided $0.6 million of cash in the first quarter of 2011, which primarily resulted from our net loss of $14.5 million, due primarily to the significant investments we made to grow our business, adjusted for net non-cash charges of $7.0 million and changes in our operating assets and liabilities, primarily accounts receivable and deferred revenue.

Cash Flows from Investing Activities

As we continue to invest the proceeds from our IPO, cash used in investing activities of $37.8 million in the first quarter of 2012 primarily resulted from $34.4 million in purchases of marketable securities and $3.4 million used for purchases of property and equipment. We anticipate spending approximately $10 million for the purchase of property and equipment in 2012, primarily for the continued build-out of our data centers in order to scale our capacity with our revenue growth.

Cash Flows from Financing Activities

Cash used in financing activities of $1.2 million in the first quarter of 2012 resulted from $0.8 million in principal payments on our term debt, as well as $0.8 million in payments for offering expenses associated with our initial public offering in December 2011, which were accrued at December 31, 2011. Those payments were offset by $0.3 million in cash receipts related to stock option exercises.

Debt Arrangements

Credit Facility

We have a $10.0 million revolving credit facility, which expires March 31, 2013. Pursuant to the terms of the agreement, we may borrow up to $10.0 million, subject to a borrowing base determined on eligible accounts receivable. In addition, the amount available to borrow against the revolving credit facility will be reduced by the value of any outstanding letters of credit. We may utilize letters of credit under the credit facility in amounts up to $2.0 million. At March 31, 2012, we had $0.3 million of outstanding letters of credit and the borrowing limit was $9.7 million, all of which was available. Interest accrues at the prime rate (3.25% at March 31, 2012) or the prime rate plus 0.25%, based on a financial covenant. The interest rate on this credit facility was 3.25% at March 31, 2012 and no amounts were outstanding. The agreement requires payment of a 0.375% per annum fee on the unused portion of the credit facility.

Term Loan

We have outstanding a $15.0 million senior term loan. Interest accrues at the prime rate plus 0.375% or 0.625%, based on a financial covenant. The interest rate on this loan at March 31, 2012 was 3.625%. Repayment began June 1, 2011, and is payable in 48 monthly installment payments. Each of the first 24 installment payments is $0.25 million, plus accrued interest; and each of the remaining 24 installment payments is $0.375 million, plus accrued interest. This loan matures June 1, 2015. There is no prepayment penalty for this loan. The principal outstanding at March 31, 2012 was $12.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As of March 31, 2012, we held cash and cash equivalents and marketable securities of $178.1 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime rate. Based on amounts outstanding at March 31, 2012, a 10% increase in the prime rate would not materially increase our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer and our Audit Committee concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred losses in each of the last five years, including a net loss of $50.8 million in 2011 and a net loss of $8.9 million in the first quarter of 2012. At March 31, 2012, we had an accumulated deficit of $113.7 million. As we continue to invest in infrastructure, development of our solutions and sales and marketing, our operating expenses will continue to increase. Additionally, to accommodate future growth, we are in the process of transitioning our customer data centers from a third-party service provider to a co-located facility managed by our internal hosting operations team. This transition has required and will continue to require significant up front capital expenditures and these costs and expenses will be incurred before we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in recent periods, you should not consider our recent revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Additionally, in May 2012 we launched “Try Jive”, a cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using Jive with the strategy of making it more likely to drive viral adoption within each customer. If this new offering is not successful, we may not achieve the revenue growth we anticipated to offset the investments we have made and our operating results could be adversely affected.

The market for social business software is in its early stages of development and intensely competitive, and if we do not compete effectively, our business would be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, resulting in increased competition.

Several early stage private social business software companies have obtained significant financing, which could enable these competitors to offer products at lower prices or at no cost, execute deeper and broader marketing programs, expand their product offerings and functionality in a rapid manner and significantly increase the size of their sales force; all of which could adversely affect our billings, revenues, and margins.

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

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to deploy our platform in the public cloud. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the up front expenses associated with our sales and implementation efforts. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses because costs associated with marketing programs and new products intended to attract new customers would not be offset by future incremental revenues and cash flow.

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

Additionally, our quarterly sales cycles are frequently more heavily weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of the quarter. If this trend continues or becomes more weighted towards the end of the quarter, it could negatively impact the timing of recognized revenues, the timing of cash collections and delivery of professional services in subsequent periods. Furthermore, the concentration of contract negations in the last few weeks of the quarter could require us to hire additional sales, legal and finance employees.

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

Due to our evolving business model, the rapid pace of technological change, the unpredictability of the emerging market in which we participate, and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future revenue and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers, or the price for which we are able to sell our platform is below our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

We currently outsource some of our hosting services to SunGard Availability Services LP, or SunGard. These services are provided by three of SunGard’s data centers worldwide. We do not control the operation of SunGard’s facilities and therefore must rely on SunGard to ensure that our technology and customer data is adequately protected. SunGard’s facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, a decision by SunGard to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service which would materially impact our customers’ use of our offerings and may result in financial penalties.

Additionally, we are in the process of transitioning a portion of our hosting services to a Jive managed hosting facility. This facility is subject to the same risks as those existing in our SunGard facilities as well as other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

Furthermore, the availability of our platform could be interrupted by a number of additional factors outside of our hosting facilities, including our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or ability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. For example, in January 2011, we experienced a hosting outage which impacted some of our customers for up to 14 hours. As a result of this outage, we provided service credits to certain customers. If we experience similar outages in the future, we may experience customer dissatisfaction and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

A rapid expansion of our business could cause our network or systems to fail.

In the future, we may need to expand our hosting operations at a more rapid pace than we have in the past, spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and infrastructure to handle increased customer demand and introduce new solutions. For example, if we secure a large customer or a group of customers which require significant amounts of bandwidth, storage, or computing power to enable their community, we may need to increase bandwidth, storage, server deployments, electrical power or other elements of our hosting operations and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. In addition, our sales expansion strategies in Asia and Latin America may require us to set up or partner with hosting providers in those regions, and we may have to spend substantial amounts to purchase or lease new data centers and equipment. Any such expansion could be expensive and complex and result in inefficiencies or operational failures and could reduce our margins.

Our transition from third-party hosted data centers for our public cloud customers to our own managed facilities is expensive and complex, and could result in inefficiencies or operational failure and increased risk.

Our transition from data centers managed by a third-party service provider to a co-located facility managed by our internal hosting operations team is complex, could result in operational inefficiencies or operational failures, and will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. We expect these investments will have a negative impact on margins in the near term. In this regard, we anticipate making capital expenditures of approximately $10.0 million in all of 2012 for purchases of hosting equipment, as well as for additional hosting services. If it takes longer than we expect to complete this transition, the negative impact on our operating results would likely exceed our initial expectations, particularly if the scope of the project grows and we deploy additional resources and hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

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

Our hosting operations involve the storage and transmission of customer data. Security breaches or unauthorized access of this data could result in the loss of this information, litigation, indemnity obligations and other liability. While we have security measures in place our systems and networks are subject to ongoing threats and therefore these security measures may be breached as a result of third-party action, including cyberattacks or other intentional misconduct by computer hackers, employee error, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union, the Federal Data Protection Act recently passed in Germany and the European Directive 2002/58/EC (commonly known as the “EU Cookie Law”).

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

We have experienced significant growth in recent periods. For example, we grew from 159 employees at December 31, 2009 to 439 at March 31, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future, such as the Cyber Intelligence Sharing and Protection Act (“CISPA”) recently passed by the U.S. House of Representatives. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Several other countries, including Canada and several Latin American countries, have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet, such as the German Multimedia Law of 1997. Increased enforcement of existing laws and regulations, as well as any laws, regulations, or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions and reduce the demand for our social business software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations which can impose significant risk of termination and financial penalties if we fail to comply.

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

Additionally, in May 2012 we launched “Try Jive”, a cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using Jive with the strategy of making it more likely to drive viral adoption within each customer. If this new offering is not successful we may not achieve the revenue growth we anticipated to offset the investments we have made and our operating results could be adversely affected.

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

Our business could be adversely affected if our customers are not satisfied with our implementation, customization or other professional services we provide.

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

Despite testing prior to their release, software products frequently contain undetected errors, defects or security vulnerabilities, especially when initially introduced or when new versions are released. Errors in our platform could affect the ability of our platform to work with other hardware or software products, impact functionality and delay the development or release of new solutions or new versions of solutions and adversely affect market acceptance of our platform. The detection and correction of any bugs or security flaws can be time consuming and costly. Some errors in our platform and related solutions may only be discovered after installation and use by customers. Any errors, defects or security vulnerabilities discovered after commercial release or contained in custom implementations could result in loss of revenues or delay in revenue recognition, loss of customers or increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Our platform has contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, data security breaches, data loss or corruption or other harm to our customers. Undiscovered vulnerabilities in our platform could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our solutions, result in unauthorized access to customer data, or fraudulently induce individuals to provide their log-in credentials. Actual or perceived security vulnerabilities in our platform could result in contractual liability, harm our reputation and lead some customers to cancel subscriptions, reduce or delay future purchases or use competitive solutions.

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

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, we are investing resources in building our indirect sales channel by establishing relationships with third-parties to facilitate incremental sales and to implement and customize our platform. In addition, we are also establishing relationships with other third-parties to develop integrations with compatible technology and content. These relationships may not result in additional customers or enable us to generate significant billings or revenues. Identifying partners as well as negotiating and documenting relationships with them requires significant time and resources. Our agreements for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues and billings could be impaired and our operating results would suffer. In particular, leveraging third party reseller and referral partner relationships is important to our strategy to expand our presence in the Latin America and Asia Pacific regions. If these relationships are not successful it could impede our growth in revenues and billings.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties. Companies in this industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed and may claim that we infringe upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we may be the subject of claims that our platform and underlying technology infringe or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners. We expect that the occurrence of infringement claims is likely to grow as the market for social business software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel and is located in a variety of geographic regions, including the U.S., South America and Europe. We also intend to expand into Asia in 2012. Sales outside of the U.S. represented approximately 21% and 20% of our total revenues for 2011 and 2010, respectively and 22% for the first quarter of 2012. As we continue to expand the sale of our social business software platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We may continue to acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

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

Our corporate headquarters are located in Palo Alto, California, a high portion of our technology and services personnel are located in our Portland, Oregon office, and we are in the process of transitioning our data centers to a co-located facility located along the West Coast of the United States. The West Coast, and California in particular, are active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In the event of a major earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyber attack, war or terrorist attack, we may be unable to continue our corporate operations and may endure system interruptions, reputational harm, loss of intellectual property, contractual and financial liabilities, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future operating results.

Although we back up customer data stored on our systems at least daily to a geographically distinct location, the data is not mirrored in real-time to this site. Thus, in the event of a physical disaster, or certain other failures of our computing infrastructure, customer data from very recent transactions may be permanently lost. Further, our full production infrastructure is not mirrored to a geographically distinct location and thus in the event of a disaster, production capacity may be impacted for an extended amount of time while the infrastructure is procured and rebuilt and data is restored.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results.

We depend on our senior management team, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members particularly after we are no longer an “emerging growth company.”

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

We also expect that the combination of being a public company and the existence of these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers as well as qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies”. These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

If we cease to be an “emerging growth company,” we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financials as of December 31 of the earlier of the year we crease to be an “emerging growth company” or 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

The effort required to compile the system and processing documentation necessary to perform the evaluation needed to provide these reports is a costly and challenging process. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

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

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

We filed a registration statement on Form S-1, File No. 333-176483 for an initial public offering of common stock, which was declared effective by the Securities and Exchange Commission on December 12, 2011. In that offering, we sold an aggregate of 12.1 million shares of our common stock with net offering proceeds of $131.4 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to any affiliates.

As of March 31, 2012, we had used approximately $19 million of those proceeds for the repayment of indebtedness. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: May 9, 2012	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)