Form 10-Q
period 2012-06-30
Jive Software, Inc.
filed 2012-08-08
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of August 7, 2012 was 62,280,902.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Current Assets:
Cash and cash equivalents	$110,686	$180,649
Short-term marketable securities	46,562	—
Accounts receivable, net of allowances of $111 and $144	29,019	31,999
Prepaid expenses and other current assets	4,872	4,503

Total current assets	191,139	217,151

Marketable securities, noncurrent	19,286	—
Property and equipment, net of accumulated depreciation of $8,417 and $6,094	14,405	12,639
Goodwill	17,265	17,265
Intangible assets, net of accumulated amortization of $5,737 and $3,976	9,382	11,141
Other assets	271	146

Total assets	$251,748	$258,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,369	$4,566
Accrued payroll and related liabilities	5,843	6,629
Other accrued liabilities	4,239	5,124
Deferred revenue, current	71,462	62,329
Term debt, current	2,400	2,946

Total current liabilities	87,313	81,594

Deferred revenue, less current portion	16,020	15,497
Term debt, less current portion	9,600	10,192
Other long-term liabilities	544	340

Total liabilities	113,477	107,623

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000,000 shares; issued - 69,208,354 shares at June 30, 2012 and 68,568,778 at December 31, 2011; outstanding - 62,257,813 at June 30, 2012 and 61,308,006 at December 31, 2011	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	266,897	258,779
Accumulated deficit	(125,299)	(104,725)
Accumulated other comprehensive income	18	10

Total stockholders’ equity	138,271	150,719

Total liabilities and stockholders’ equity	$251,748	$258,342

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:
Product	$23,904	$15,029	$45,575	$28,599
Professional services	3,046	2,856	6,693	5,353

Total revenues	26,950	17,885	52,268	33,952

Cost of revenues:
Product	7,135	5,132	13,957	9,061
Professional services	3,792	2,920	7,581	6,051

Total cost of revenues	10,927	8,052	21,538	15,112

Gross profit	16,023	9,833	30,730	18,840

Operating expenses:
Research and development	9,127	7,116	17,482	15,783
Sales and marketing	14,581	10,622	25,937	19,460
General and administrative	3,751	3,429	7,553	5,219

Total operating expenses	27,459	21,167	50,972	40,462

Loss from operations	(11,436)	(11,334)	(20,242)	(21,622)

Other income (expense), net:
Interest income	46	12	60	27
Interest expense	(144)	(257)	(232)	(355)
Change in fair value of warrant liability	—	(8,284)	—	(12,335)
Other, net	(1)	(3)	(46)	(40)

Total other income (expense), net	(99)	(8,532)	(218)	(12,703)

Loss before provision (benefit) for income taxes	(11,535)	(19,866)	(20,460)	(34,325)
Provision (benefit) for income taxes	90	(3,797)	114	(3,767)

Net loss	$(11,625)	$(16,069)	$(20,574)	$(30,558)

Basic and diluted net loss per share	$(0.19)	$(0.68)	$(0.33)	$(1.32)

Shares used in basic and diluted per share calculations	61,924	23,499	61,685	23,170

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(11,625)	$(16,069)	$(20,574)	$(30,558)
Other comprehensive income (loss):
Foreign currency translation, net of tax	22	5	17	(6)
Cumulative unrealized loss on marketable securities	(7)	—	(9)	—

Other comprehensive income (loss):	15	5	8	(6)

Comprehensive loss	$(11,610)	$(16,064)	$(20,566)	$(30,564)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(20,574)	$(30,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,603	3,019
Stock-based compensation	7,249	3,395
Loss from change in fair value of warrant liability	—	12,335
Change in deferred taxes	—	(3,851)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	2,980	3,351
Prepaid expenses and other assets	(376)	182
Increase (decrease), net of acquisitions, in:
Accounts payable	166	1,955
Accrued payroll and related liabilities	(786)	500
Other accrued liabilities	(124)	973
Deferred revenue	9,656	8,424
Other long-term liabilities	402	47

Net cash provided by (used in) operating activities	3,196	(228)

Cash flows from investing activities:
Payments for purchase of property and equipment	(5,913)	(4,008)
Purchases of marketable securities	(65,848)	—
Acquisitions, net of cash acquired	—	(22,892)

Net cash used in investing activities	(71,761)	(26,900)

Cash flows from financing activities:
Proceeds from exercise of stock options, including tax withholding	869	4,052
Payments of initial public offering expenses	(1,014)	—
Proceeds from revolving credit facility, net	—	515
Proceeds from term loans	—	24,203
Repayments of term loans	(1,250)	(354)

Net cash provided by (used in) financing activities	(1,395)	28,416

Net increase (decrease) in cash and cash equivalents	(69,960)	1,288
Effect of exchange rate changes	(3)	—
Cash and cash equivalents, beginning of period	180,649	43,348

Cash and cash equivalents, end of period	$110,686	$44,636

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include:

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill and other long-lived assets; and

•	the recoverability of deferred income tax assets and liabilities.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3.	Stock-Based Compensation

Certain information regarding stock options outstanding as of June 30, 2012 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2011	4,377,973	15,981,155	$3.560
Increase in shares authorized under 2011 Equity Plan	—	—	—
Stock options granted	(847,250)	847,250	17.742
Restricted stock units (“RSUs”) granted	(1,108,950)	—	—
Forfeited	588,173	(579,673)	6.611

Exercised	—	(639,576)	1.430

Balances, June 30, 2012	3,009,946	15,609,156	$4.304	7.39	$260,462

Exercisable at June 30, 2012		7,219,315	$1.580	6.68	$140,125

Vested and expected to vest		14,825,480	$4.114	7.35	$250,200

Restricted stock results from the exercise of unvested restricted stock purchases, or RSPs, non-qualified stock options, or NSOs, with reverse vesting provisions, and the grant of restricted stock awards, or RSAs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2011	835,367	$5.56
Granted RSUs	1,108,950	23.63
Vested	(310,231)	5.89
Forfeited	(8,500)	26.01

Balances, June 30, 2012	1,625,586	$17.80

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenues	$528	$87	$786	$156
Research and development	1,533	605	2,480	958
Sales and marketing	928	937	1,454	1,246
General and administrative	1,175	710	2,529	1,035

	$4,164	$2,339	$7,249	$3,395

As of June 30, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and restricted stock was $48.7 million, which will be recognized over the weighted average remaining vesting period of 2.59 years.

Note 4.	Earnings Per Share

Since we were in a loss position for all periods presented, basic loss per share is the same as diluted loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(11,625)	$(16,069)	$(20,574)	$(30,558)

Denominator:
Weighted-average common shares outstanding	62,555	24,332	62,408	23,890
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(631)	(833)	(723)	(720)

Weighted-average shares used to compute net loss per share, basic and diluted	61,924	23,499	61,685	23,170

Net loss per share, basic and diluted	$(0.19)	$(0.68)	$(0.33)	$(1.32)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2012	2011
Stock options	15,609,156	14,914,336
Restricted stock	1,625,586	883,498
Shares subject to common stock warrants	—	127,000
Series A preferred stock	—	10,100,000
Series B preferred stock	—	3,335,817
Series C preferred stock	—	5,787,930
Series C preferred stock warrants	—	3,858,620

	17,234,742	39,007,201

Note 5.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$17,265	$831
Acquisition of OffiSync Corporation	—	16,434

Balance, end of period	$17,265	$17,265

OffiSync Corporation’s results of operations have been included in our unaudited consolidated financial statements subsequent to the date of acquisition. Pro forma results for the three and six months ended June 30, 2011 were not significant.

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	June 30, 2012	December 31, 2011
Acquired technology	5 years	$11,564	$11,564
Accumulated amortization		(3,549)	(2,497)

		8,015	9,067

Perpetual licenses	2 years	2,430	2,430
Accumulated amortization		(1,430)	(916)

		1,000	1,514

Covenant not to compete	1-2 years	807	807
Accumulated amortization		(545)	(412)

		262	395

Other	2 years	316	316
Accumulated amortization		(211)	(151)

		105	165

Total intangible assets, net		$9,382	$11,141

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$870	$1,457	$1,759	$1,577

Expected future amortization expense as of June 30, 2012 is as follows (in thousands):

Remainder of 2012	$1,729
2013	2,728
2014	2,070
2015	2,106
2016	749
Thereafter	—

$9,382

Note 6.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of June 30, 2012 (in thousands):

Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$96,833	$—	$—	$96,833
Cash equivalents:
Money market mutual funds	12,353	—	—	12,353
Commercial paper	1,500	—	—	1,500

Total cash equivalents	13,853	—	—	13,853

Total cash and cash equivalents	110,686			110,686

Short-term marketable securities:
Commercial paper	7,887	1	—	7,888
Corporate notes and bonds	15,931	—	5	15,926
Government obligations	4,513	—	—	4,513
U.S. agency obligations	18,235	—	—	18,235

Total short-term marketable securities	46,566	1	5	46,562

Marketable securities, noncurrent:
Corporate notes and bonds	5,336	—	5	5,331
U.S. agency obligations	13,955	—	—	13,955

Total marketable securities, noncurrent:	19,291	—	5	19,286

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$176,543	$1	$10	$176,534

As of June 30, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of June 30, 2012, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

June 30, 2012
Due within 1 year	$46,562
Due within 1 year through 3 years	19,286

Total marketable securities	$65,848

Note 7.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that are measured at fair value on a recurring basis as of June 30, 2012 (in thousands):

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$12,353	$—	$—	$12,353
Commercial paper	—	1,500	—	1,500

Marketable securities
Commercial paper	—	7,888	—	7,888
Corporate notes and bonds	—	21,257	—	21,257
Government obligations	—	4,513	—	4,513
U.S. government and agency	—	32,190	—	32,190

Total	$12,353	$67,348	$—	$79,701

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We did not have any financial liabilities that were measured at fair value on a recurring basis at June 30, 2012. We did not have any financial assets or liabilities that were measured at fair value on a recurring basis at December 31, 2011.

There were no changes to our valuation techniques during the first six months of 2012.

During the six months ended June 30, 2012 and 2011, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

We believe the carrying amounts of cash equivalents, other current assets, other current liabilities, and term debt are a reasonable approximation of the fair value of those financial instruments, based on Level 2 inputs.

Note 8.	Credit Facility with Silicon Valley Bank

In May 2012, we entered into a new loan agreement with Silicon Valley Bank (the “Loan Agreement”), which provides a secured revolving loan facility and term loan facility of up to $30.0 million and expires May 23, 2015. Under the Loan Agreement, revolving loans may be converted into term loans under the facility, subject to specified conditions, with all outstanding term loans reducing the availability under the revolving loan facility. The Loan Agreement also provides up to $3.0 million for the issuance of letters of credit, foreign exchange contracts, cash management services and secured swap obligations. On May 23, 2012, we converted the outstanding balance of the existing term loans with Silicon Valley Bank to a new term loan for $12.0 million under the Loan Agreement and terminated the previous credit facility agreement. Revolving loans drawn under the Loan Agreement will be used for working capital, potential acquisitions, and general corporate purposes. At June 30, 2012, no amounts remained outstanding under our previously existing term loans with Silicon Valley Bank.

Revolving loans bear interest, at our option, at (i) an adjusted LIBOR rate, plus a margin of 1.75% or 2.0%, or (ii) the prime rate published in the Wall Street Journal, plus a margin of 0% or 0.25%, in each case with such margin determined based on our adjusted quick ratio. Term loans bear interest, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio. The adjusted quick ratio is a ratio of our unrestricted cash and cash equivalents to our current liabilities minus the current portion of our deferred revenue. Interest on the revolving loans and the term loans is due and payable in arrears at the end of an interest period of 30, 60 or 90 days, as selected by us, for loans that bear interest based on the adjusted LIBOR rate, or quarterly for loans that bear interest based on the prime rate. Obligations under the loan facility are secured by a security interest on substantially all of our assets, excluding intellectual property.

The Loan Agreement contains customary affirmative and negative covenants subject to certain exceptions. We must also comply with financial covenants under the Loan Agreement, including (i) a minimum quick ratio, (ii) for the period from the closing through December 31, 2013, a minimum adjusted EBITDA, and (iii) beginning with the fiscal quarter ending March 31, 2014, a minimum fixed charge coverage ratio and a maximum leverage ratio.

The Loan Agreement also contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, all or a portion of the outstanding obligations may be declared to be immediately due and payable. During the existence of an event of default, interest on the obligations under the Loan Agreement could be increased by 5.0%.

At June 30, 2012, we had $0.3 million of outstanding letters of credit, no revolving loans outstanding under this Loan Agreement and $12 million of term loans outstanding at an interest rate of 2.47%. We were in compliance with all covenants as of June 30, 2012.

Note 9.	Commitments

In addition to $14.1 million in future payments under our operating leases, we have commitments under non-cancelable purchase orders, primarily relating to our annual user conference and capital expenditures for our data center, totaling $5.1 million at June 30, 2012. The non-cancelable purchase order commitments expire at various times through the second quarter of 2013; and our longest operating lease expires in September 2018.

Note 10.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Supplemental Cash Flow Information
Cash paid for interest	$114	$244	$308	$335
Cash paid for income taxes	13	15	115	45

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Proximal Labs	$—	$—	$—	$551
Common stock issued in connection with acquisition of OffiSync	—	616	—	616

Note 11.	Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors. We believe the transactions between these customers and us were carried out on an arm’s-length basis and that the pricing is consistent with similar transactions with our other similar customers. Current deferred revenue and non-current deferred revenue from these customers was $0.5 million and $0.7 million, respectively, as of June 30, 2012. Total revenues related to these customers were $0.1 million and $0.2 million, respectively, in the three and six months ended June 30, 2012.

Note 12.	New Accounting Pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements as well as clarifies existing fair value measurement guidance and new disclosure requirements. Amendments in this ASU include: (1) allow an entity to measure the fair value of financial assets and liabilities which have offsetting positions in market risks or counterparty credit risk and meet certain conditions on a net basis; (2) for Level 3 fair value measurements, entities must disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, entities must disclose the fair value hierarchy level in which the fair value measurements were determined; (4) entities must disclose the highest-and-best use of a nonfinancial asset when this use differs from the asset’s current use, and the reason for the difference; and (5) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. All required disclosures are included in Note 7 and 8 of the Condensed Notes to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our ability to successfully develop, market and sell new products;

•	our future expenses;

•	the effects of increased competition in our market;

•	our ability to effectively manage our growth;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to maintain, protect and enhance our brand and intellectual property; and

•	the attraction and retention of qualified employees and key personnel.

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

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 63.8% of the 2012 Jive Social Business Platform revenues in the first six months of 2012. As the market for social business software within the enterprise continues to grow, we expect the shift towards revenues from internally focused communities to continue.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, a public cloud, non-customizable version of our platform. Additionally, in May 2012, we released Try Jive, a 30-day free trial version of the Jive Cloud offering. Try Jive is targeted at departments within larger organizations with the intent of driving viral adoption organically within the enterprise. In the first six months of 2012, product revenues from all public cloud deployments represented 62.5% of total product revenues. With the release of Jive Cloud and Try Jive, we anticipate public cloud deployments of our platform to comprise an ever-increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 77.8% of total revenues in the first six months of 2012. We are continuing to focus on expanding our sales headcount and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will to increase in the future.

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. We expect this trend to continue in future years.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the second quarter of 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2012.

New Accounting Pronouncements

See Note 12 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review billings, a non-GAAP measure, and the number of Jive Social Business Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
	2012	2011		% Change
Total revenues	$26,950	$17,885	$9,065	50.7%
Deferred revenue, end of period	87,482	58,644	28,838	49.2%
Less: deferred revenue, beginning of period	(80,710)	(52,628)	(28,082)	53.4%

Billings	$33,722	$23,901	$9,821	41.1%

	Six Months Ended June 30,		Dollar Change
	2012	2011		% Change
Total revenues	$52,268	$33,952	$18,316	53.9%
Deferred revenue, end of period	87,482	58,644	28,838	49.2%
Less: deferred revenue, beginning of period	(77,826)	(50,195)	(27,631)	55.0%

Billings	$61,924	$42,401	$19,523	46.0%

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

•

billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and therefore does not always closely match with the timing of delivery of support, maintenance, and hosting services and the costs associated with delivering those services;

•	changes to the composition of current period billings may impact the correlation of current period billings to future period revenues;

•	billings would not exclude any agreements that contain customer acceptance provisions that would require deferral of revenue required under GAAP; and

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

The increases in billings in the periods presented were primarily driven by the addition of new customers, increased upsell of our products to existing customers, an increase in customers renewing prior to the period in which their existing subscription term concludes, partially offset by decreased billings for proffesional services.

Jive Social Business Platform Customers

We define the number of platform customers at the end of any given measurement period by counting every customer under active contract for the Jive Social Business Platform that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. We believe the number of Jive Social Business Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Social Business Platform customer count was as follows:

	As of June 30,
	2012	2011	Change	% Change
Jive Social Business Platform customer count	707	635	72	11.3%

Our product revenues growth was 59.4% in the first six months of 2012 compared to the first six months of 2011. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and larger average subscription values with new customers.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended June 30, 2012(1)(2)		Three Months Ended June 30, 2011(1)(2)
Revenues:
Products	$23,904	88.7%	$15,029	84.0%
Professional services	3,046	11.3%	2,856	16.0%

Total revenues	26,950	100.0%	17,885	100.0%
Cost of revenues:
Products	7,135	26.5%	5,132	28.7%
Professional services	3,792	14.1%	2,920	16.3%

Total cost of revenues	10,927	40.5%	8,052	45.0%

Gross profit:
Products	16,769	62.2%	9,897	55.3%
Professional services	(746)	(2.8)%	(64)	(0.4)%

Total gross profit	16,023	59.5%	9,833	55.0%
Operating expenses:
Research and development	9,127	33.9%	7,116	39.8%
Sales and marketing	14,581	54.1%	10,622	59.4%
General and administrative	3,751	13.9%	3,429	19.2%

Total operating expenses	27,459	101.9%	21,167	118.4%

Loss from operations	(11,436)	(42.4)%	(11,334)	(63.4)%
Other income (expense), net(3)	(99)	(0.4)%	(8,532)	(47.7)%

Loss before provision (benefit) for income taxes	(11,535)	(42.8)%	(19,866)	(111.1)%
(Provision) benefit for income taxes	(90)	(0.3)%	3,797	21.2%

Net loss	$(11,625)	(43.1)%	$(16,069)	89.8%

Basic and diluted net loss per common share	$(0.19)		$(0.68)

Shares used in per share calculations	61,924		23,499

	Six Months Ended June 30, 2012(1)(2)		Six Months Ended June 30, 2011(1)(2)
Revenues:
Products	$45,575	87.2%	$28,599	84.2%
Professional services	6,693	12.8%	5,353	15.8%

Total revenues	52,268	100.0%	33,952	100.0%
Cost of revenues:
Products	13,957	26.7%	9,061	26.7%
Professional services	7,581	14.5%	6,051	17.8%

Total cost of revenues	21,538	41.2%	15,112	44.5%

Gross profit:
Products	31,618	60.5%	19,538	57.5%
Professional services	(888)	(1.7)%	(698)	(2.1)%

Total gross profit	30,730	58.8%	18,840	55.5%
Operating expenses:
Research and development	17,482	33.4%	15,783	46.5%
Sales and marketing	25,937	49.6%	19,460	57.3%
General and administrative	7,553	14.5%	5,219	15.4%

Total operating expenses	50,972	97.5%	40,462	119.2%

Loss from operations	(20,242)	(38.7)%	(21,622)	(63.7)%
Other income (expense), net(3)	(218)	(0.4)%	(12,703)	(37.4)%

Loss before provision (benefit) for income taxes	(20,460)	(39.1)%	(34,325)	(101.1)%
(Provision) benefit for income taxes	(114)	(0.2)%	3,767	11.1%

Net loss	$(20,574)	(39.4)%	$(30,558)	90.0%

Basic and diluted net loss per common share	$(0.33)		$(1.32)

Shares used in per share calculations	61,685		23,170

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended June 30, 2012(2)		Three Months Ended June 30, 2011(2)
Cost of revenues	$528	2.0%	$87	0.5%
Research and development	1,533	5.7%	605	3.4%
Sales and marketing	928	3.4%	937	5.2%
General and administrative	1,175	4.4%	710	4.0%

	$4,164	15.5%	$2,339	13.1%

	Six Months Ended June 30, 2012(2)		Six Months Ended June 30, 2011(2)
Cost of revenues	$786	1.5%	$156	0.5%
Research and development	2,480	4.7%	958	2.8%
Sales and marketing	1,454	2.8%	1,246	3.7%
General and administrative	2,529	4.8%	1,035	3.0%

	$7,249	13.9%	$3,395	10.0%

(2)	Percentages may not add due to rounding.
(3)	Non-cash expense recorded in other income (expense), net in the three and six months ended June 30, 2011 included $8.3 million and $12.3 million, respectively, related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in future periods.

Revenues

Certain revenue information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
	2012	2011		% Change
Products	$23,904	$15,029	$8,875	59.1%
Professional services	3,046	2,856	190	6.7%

Total revenues	$26,950	$17,885	$9,065	50.7%

	Six Months Ended June 30,		Dollar Change
	2012	2011		% Change
Products	$45,575	$28,599	$16,976	59.4%
Professional services	6,693	5,353	1,340	25.0%

Total revenues	$52,268	$33,952	$18,316	53.9%

Products Revenues

The increases in products revenues in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily the result of the increase in the average subscription value of a customer on an annual basis, as a result of the realization of greater upsell on our existing customers, and increases in the aggregate number of customers on the Jive Social Business Platform, which grew from 635 as of June 30, 2011 to 707 as of June 30, 2012.

Certain revenue information was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues from customers in the United States as percentage of total product revenues	77.4%	78.7%	77.8%	78.9%
Revenues from customers outside the United States as percentage of total product revenues	22.6%	21.3%	22.2%	21.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues from public cloud deployments as percentage of total product revenues	62.7%	59.9%	62.5%	59.6%
Revenues from private cloud deployments as percentage of total product revenues	37.3%	40.1%	37.5%	40.4%

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Percentage of Jive Social Business Platform revenues that represented internally focused communities	63.8%	56.7%	63.8%	55.9%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	36.2%	43.3%	36.2%	44.1%

Professional Services Revenues

The increases in professional services revenues in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to increases in overall products revenues. However, professional services revenues as a percent of product revenues decreased by 6 percentage points and 4 percentage points, respectively, as continued enhancements of the core product have decreased the amount of customization requested by customers. This was also driven by our most recent release, Jive Cloud, a public cloud, non-customizable version of our Jive Social Business Platform.

Cost of Revenues and Gross Margins

Cost of revenues information was as follows (dollars in thousands):

	Three Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Cost of revenues: products	$7,135	$5,132	$2,003	39.0%
Products gross margin	70.2%	65.9%

Cost of revenues: professional services	$3,792	$2,920	$872	29.9%
Professional services gross margin	(24.5)%	(2.2)%

	Six Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Cost of revenues: products	$13,957	$9,061	$4,896	54.0%
Products gross margin	69.4%	68.3%

Cost of revenues: professional services	$7,581	$6,051	$1,530	25.3%
Professional services gross margin	(13.3)%	(13.0)%

Cost of Revenues: Products

The increases in cost of revenues for products in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to the increases in products revenues and included a $1.0 million and a $2.0 million increase, respectively, in salaries and benefits related to increased headcount in our operations and support personnel, increases in intangible amortization charges of $0.5 million and $1.3 million, respectively, increases in depreciation expense of $0.6 million and $1.1 million, respectively, and increases in allocations for IT and facilities costs of $0.1 million and $0.3 million, respectively. The six-month period also includes a $0.3 million increase in third-party hosting services, a $0.3 million increase in third-party royalties, and a $0.1 million increase in other miscellaneous expenses. These factors were partially offset by decreases in third-party consulting fees of $0.2 million and $0.5 million, respectively.

These increases in expenses in products cost of revenue in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were attributable to our third-party data center costs and increased headcount in our hosting department, which grew from 15 employees as of June 30, 2011 to 29 employees as of June 30, 2012, due to the increases in mix of revenue towards our public cloud deployment model, our programs to scale our public cloud capabilities for future growth, and increases in amortization of acquired intangibles as a result of acquisitions made in the first half of 2011. Additionally, headcount in our support organization grew from 27 as of June 30, 2011 to 42 as of June 30, 2012. The increase in products gross margin was driven by efficiencies gained through utilization of our internally managed data center as we continue to transition of our existing public cloud customers from a third-party hosting service as well as deploying our new public cloud customers directly to our managed data center.

Cost of Revenues: Professional Services

The increases in cost of revenues for professional services in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to the increases in professional services revenues. The increases included a $0.8 million and a $1.4 million increase, respectively, in salaries and benefits, and increases in travel costs of $0.1 million and $0.2 million, respectively. The three-month period also includes a $0.1 million increase in other miscellaneous expenses. These increases were offset in part by decreases in third-party consulting fees of $0.1 million and $0.1 million, respectively. We added 51 full-time professional services employees from June 30, 2011 to June 30, 2012, with a total of 64 at June 30, 2012.

The decreases in the professional services gross margin in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to lower professional service revenues as a percentage of total revenues, as a result of our most recent release, Jive Cloud, which is a non-customizable version of our Jive Social Business Platform.

Additionally, we offer professional services on both fixed fee and time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. We also sell professional services separately, outside of multiple-element arrangements, and recognize revenues resulting from those as professional services are delivered. Professional services revenues recognized from non-multiple-element arrangements, as a percentage of total professional services revenues, in the three-month period ended June 30, 2012 was 14 percentage points less than the three-month period ended June 30, 2011, resulting in a greater percentage of the professional services revenues related to professional services performed in the current three-month period being recognized ratably over the contract term, which typically extends beyond the current period.

Furthermore, professional services are typically delivered in the period subsequent to the period in which the agreement for services was entered into. We experienced decreased utilization of our existing full-time professional services employees in the three-month period ended June 30, 2012, compared to the three month period ended June 30, 2011 as the dollar value of agreements for professional services entered into in the three month period ended March 30, 2012 was less than the three month period ended March 30, 2011 both nominally and as a percent of the total dollar value of all products and professional services sales agreements.

Research and Development Costs

	Three Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Research and development	$9,127	$7,116	$2,011	28.3%
Percentage of total revenues	33.9%	39.8%

	Six Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Research and development	$17,482	$15,783	$1,699	10.8%
Percentage of total revenues	33.4%	46.5%

The increases in research and development expenses in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to increases in salaries and benefits of $1.9 million and $3.9 million, respectively and increases in allocations for IT and facilities of $0.1 million and $0.2 million, respectively. The increases in salaries and benefits were a result of increasing our research and development headcount from 122 as of June 30, 2011 to 146 as of June 30, 2012, and include a $0.9 million and a $1.5 million increase, respectively, in stock-based compensation. The increase in the six-month period ended June 30, 2012 also included a $0.2 million increase in travel and other miscellaneous expenses compared to the same period of 2011. The increases to the six-month period ended June 30, 2012 were partially offset by non-recurring expenses incurred in the first quarter of 2011 associated with the acquisition of Proximal Labs, Inc., which included $1.6 million in bonuses, as well as $1.0 million in amortization expense related to in process research and development that was fully expensed at the time of acquisition.

Sales and Marketing

	Three Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Sales and marketing	$14,581	$10,622	$3,959	37.3%
Percentage of total revenues	54.1%	59.4%

	Six Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Sales and marketing	$25,937	$19,460	$6,477	33.3%
Percentage of total revenues	49.6%	57.3%

The increases in sales and marketing expenses in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to increases in salaries and benefits of $2.8 million and $4.6 million, respectively, an increase in travel costs of $0.3 million and $0.7 million, respectively, and an increase in allocations for IT and facilities of $0.1 million and $0.4 million, respectively, all primarily as a result of increasing our sales and marketing headcount from 105 as of June 30, 2011 to 133 as of June 30, 2012. The increases in the three and six month-periods ended June 30, 2012 were also attributable to increase in general marketing spend of $0.5 million and $0.4 million, respectively, related to our Try Jive and Jive Live Tour marketing campaigns, as well as an increase of $0.2 million in consulting fees and a $0.1 million increase in other miscellaneous expenses in both periods presented.

General and Administrative

	Three Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
General and administrative	$3,751	$3,429	$322	9.4%
Percentage of total revenues	13.9%	19.2%

	Six Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
General and administrative	$7,553	$5,219	$2,334	44.7%
Percentage of total revenues	14.5%	15.4%

The increases in general and administrative expenses in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to increases in salaries of $0.9 million and $2.6 million, respectively, which were primarily as a result of increased headcount. The increases were also driven by stock compensation expense which generated $0.5 million and $1.5 million, respectively, of the total increase in salaries. General and administrative headcount grew from 38 as of June 30, 2011 to 48 as of June 30, 2012.

The increases in general and administrative expenses in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were, to a lesser extent, also driven by increases in depreciation from both facilities and IT capital additions of $0.1 million and $0.3 million, respectively, and increases in other office and facility related expenses of $0.2 million and $0.3 million, respectively. These increases were partially offset by increases in overhead allocations out of general and administrative to the other functions based on relative headcount of $0.4 million and $0.8 million, respectively, as well as decreases in professional fees, such as legal and audit costs, of $0.5 million and $0.1 million, respectively.

Other Expense, net

	Three Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Other expense, net	$99	$8,532	$8,433	98.8%
Percentage of total revenues	0.4%	47.8%

	Six Months Ended June 30,		Dollar Change
(Dollars in thousands)	2012	2011		% Change
Other expense, net	$218	$12,703	$12,485	98.3%
Percentage of total revenues	0.4%	37.4%

The decreases in other expense, net in the three and six-month periods ended June 30, 2012 compared to the same periods of 2011 were primarily due to the exercise of the Series C preferred stock warrants in the third quarter of 2011. Accordingly, we did not have expense related to these warrants in the first six months of 2012. The expense in the three and six months ended June 30, 2011 related to the Series C preferred stock warrant was $8.3 million and $12.3 million, respectively.

Provision For Income Taxes

	Three Months Ended June 30,
(Dollars in thousands)	2012	2011
Provision (benefit) for income taxes	$90	$(3,797)
Percentage of loss before income taxes	0.8%	(19.1)%

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Provision (benefit) for income taxes	$114	$(3,767)
Percentage of loss before income taxes	0.6%	(11.0)%

In both the 2012 and 2011 periods, we recorded income taxes that were principally attributable to state and foreign taxes. We currently believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Additionally, in the three and six months ended June 30, 3011, in connection with the acquisition of OffiSync Corporation (“OffiSync”), a deferred tax liability, of $3.9 million was established for the book tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize a portion of our deferred tax assets and therefore, a corresponding amount of the valuation allowance has been released.

Liquidity and Capital Resources

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Cash flows provided by (used in) operating activities	$3,196	$(228)
Cash used in investing activities	(71,761)	(26,900)
Cash provided by (used in) financing activities	(1,395)	28,416

Increase (decrease) in cash and cash equivalents	$(69,960)	$1,288

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at June 30, 2012 consisted of $110.7 million of cash and cash equivalents and $46.6 million of short-term marketable securities. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from June 30, 2012.

Cash Flows from Operating Activities

Cash flows provided by operating activities was $3.2 million during the first six months of 2012 compared to cash used by operating activities of $0.2 million in the first six months of 2011. The improvement in cash flows generated from operating activities primarily resulted from changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our quarterly calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $3.2 million of cash provided by operating activities in the first six months of 2012 resulted from our net loss of $20.6 million, offset by net non-cash charges of $11.9 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $3.0 million to $29.0 million at June 30, 2012 compared to $32.0 million at December 31, 2011, primarily as a result of a $2.3 million decrease in billings in the second quarter of 2012 compared to the fourth quarter of 2011. Additionally, we had an increase of $1.2 million in invoices that were billed and collected in the same period at June 30, 2012 compared to December 31, 2011 and a decrease in days billings outstanding to 78 days in the quarter ended June 30, 2012 compared to 82 days in the quarter ended December 31, 2011. Refer to “Overview” for additional discussion around the seasonality of our business.

Accounts payable and other accrued liabilities decreased $2.1 million to $7.6 million at June 30, 2012 compared to $9.7 million at December 31, 2011, primarily due to timing of payments and the seasonality of our business.

Accrued payroll and related liabilities decreased $0.8 million to $5.8 million at June 30, 2012 compared to $6.6 million at December 31, 2011, primarily due to a decrease in accrued commissions, as a result of decreased billings in the second quarter of 2012 compared to the fourth quarter of 2011, as a result of seasonality of our business, as well as decrease in accrued bonuses as a result of our second half 2011 management bonus being paid in the first quarter of 2012.

Deferred revenue increased $9.7 million to $87.5 million at June 30, 2012 compared to $77.8 million at December 31, 2011, primarily due to new business and renewal-related billings in the second quarter of 2012.

Operating activities used $0.2 million of cash in the first six months of 2011, which primarily resulted from our net loss of $30.6 million, due primarily to the significant investments we made to grow our business, adjusted for net non-cash charges of $14.9 million and changes in our operating assets and liabilities, primarily accounts receivable and deferred revenue.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, as well as payments for intangible assets and acquisitions. We continue to invest the proceeds from our IPO, and we made net investments of $71.8 million in the first six months of 2012, which included $65.8 million in purchases of marketable securities and $5.9 million used for purchases of property and equipment. We anticipate spending approximately $4 million to $6 million for the purchase of property and equipment in the second half of 2012, primarily for the continued build-out of our data centers in order to scale our capacity with our revenue growth.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under out revolving credit facilities and the net proceeds from the issuance of common stock from employee option exercises. Cash used in financing activities of $1.4 million in the first six months of 2012 resulted from $1.3 million in principal payments on our term debt, as well as $1.0 million in payments for offering expenses associated with our initial public offering in December 2011, which were accrued at December 31, 2011. Those payments were offset by $0.9 million in cash receipts related to stock option exercises.

Debt Arrangements

Term Loan

In May 2012, we entered into a secured revolving loan facility and term loan facility of up to $30.0 million and terminated the previously outstanding credit facility agreement. Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. We have outstanding a $12.0 million term loan under the secured revolving loan facility and term loan facility as a result of refinancing $12 million of previously existing term loans. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio. The interest rate on this loan at June 30, 2012 was 2.47%. Repayment began July 1, 2012, and is payable in 16 quarterly installment payments. Each of the installment payments is $0.75 million, plus accrued interest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments since December 31, 2011.

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

As of June 30, 2012, we held cash and cash equivalents and marketable securities of $176.5 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our credit facility and term loan bear interest at a variable rate tied to the prime rate or LIBOR. Based on amounts outstanding at June 30, 2012, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer and our Audit Committee concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred losses in each of the last five years, including a net loss of $50.8 million in 2011 and a net loss of $20.6 million in the first six months of 2012. At June 30, 2012, we had an accumulated deficit of $125.3 million. As we continue to invest in infrastructure, development of our solutions and sales and marketing, our operating expenses will continue to increase. Additionally, to accommodate future growth, we are in the process of transitioning our customer data centers from a third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required and will continue to require significant up front capital expenditures and these costs and expenses may exceed the rate which realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in recent periods, you should not consider our recent revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

We have a limited operating history, which makes it difficult to predict our future operating results.

Although we were incorporated in 2001, our current platform, the Jive Social Business Platform, was not introduced until 2007 and, at that time, we began offering our platform on a subscription basis for internal and external communities. As a result of our limited operating history, our ability to forecast our future operating results is limited and subject to a number of uncertainties, including our ability to plan for and model future growth.

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

Social business software for enterprises is still at an early stage of technological and market development and the extent to which social business software will become widely adopted remains uncertain. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market or the entry of competitive solutions. Any expansion of the social business software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with social business software. If social business software does not achieve widespread adoption, or there is a reduction in demand for social business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, are customers of our competitors, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

Additionally, in May 2012 we launched “Try Jive”, a free 30 day trial to our cloud-based offering platform. The goal of this trial is to make it easier for customers to start using our platform with the strategy of increasing viral adoption within each of our customers. If this new offering is not successful, we may not achieve the revenue growth we anticipated, thereby potentially not recovering the investments we made in engineering, marketing and the expansion of our sales force and our operating results could be adversely affected.

The market for social business software is in its early stages of development and intensely competitive, and if we do not compete effectively, our business would be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to the enterprise. To the extent that Microsoft is successful in combining these acquired social networking capabilities with their existing products, we could experience increased competition and could adversely affect our billings, revenues, and margins.

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

Some potential customers, particularly large enterprises, may elect to develop their own internal solutions. In addition, some of our competitors offer their solutions at a lower price or at no cost, which has resulted in pricing pressures and increased competition. If we are unable to price our solutions appropriately, our operating results could be negatively impacted. In addition, lower margins, pricing pressures and increased competition generally could result in reduced sales and billings, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. Certain current competitors have been, and current or potential competitors may be, acquired by third parties with greater available resources and as a result of such acquisitions, might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their solutions, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. If we are unable to compete effectively for a share of our market, our business, operating results and financial condition could be materially and adversely affected.

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

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings, including additional modules, users or page views, communities or professional services. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We also invest various resources targeted at expanding the utilization rates of our platform. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer.

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

Our quarterly operating results are likely to fluctuate as a result of a variety of factors, many of which are outside our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenues balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billing and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

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

Additionally, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter, which may impact our revenues and billings significantly.

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

Due to our evolving business model, the rapid pace of technological change, the unpredictability of the emerging market in which we participate, and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future revenues and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers, or the price for which we are able to sell our platform is below our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers about the use, technical capabilities, security and benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform and may require us to obtain support from multiple departments within the larger enterprise. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

Additionally, we are still in the process of transitioning our hosting services to Jive managed hosting facilities. This facility is subject to the same risks as those existing in our SunGard facilities as well as other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

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

Our transition from data centers managed by a third-party service provider to a co-located facility managed by our internal hosting operations team is complex, could result in operational inefficiencies or operational failures, and will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. In this regard, we anticipate making capital expenditures of approximately $10 to $12 million in all of 2012 for purchases of hosting equipment, as well as for additional hosting services. If it takes longer than we expect to complete this transition, there may be a negative impact on our operating results, particularly if the scope of the project grows and we deploy additional resources and hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

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

We have experienced significant growth in recent periods. For example, we grew from 159 employees at December 31, 2009 to 462 at June 30, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new social business software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing social business software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected.

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

Additionally, in May 2012 we launched “Try Jive”, a free 30-day trial of our cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using Jive with the strategy of making it more likely to drive viral adoption within each customer. If this new offering is not successful we may not achieve the revenue growth we anticipated, thereby potentially not recovering the investments we made in engineering, marketing and the expansion of our sales force and our operating results could be adversely affected.

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

We derive a substantial portion of our total revenues from sales of a single software platform, the Jive Social Business Platform, and related modules. As such, any factor adversely affecting sales of this platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to expand our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take 9 to 12 months or longer before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

Because we generally recognize revenues from subscriptions for our platform ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

We generally recognize revenues from customers ratably over the term of their agreements, which range from 12 to 36 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenues relating to subscription agreements entered into during previous quarters or years. Consequently, a decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenues results for that quarter. Such declines, however, would negatively affect our revenues in future periods and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In some instances, our customers choose to pre-pay the entire term of their multi-year subscriptions up front. As a result, billings can fluctuate significantly from quarter to quarter.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., South America and Europe. In addition to our existing presence in the U.S., South America and Europe we are focusing on expanding our sales presence in the Asia Pacific region. Sales outside of the U.S. represented approximately 21% and 20% of our total revenues for 2011 and 2010, respectively and 22% for the first six months of 2012. As we continue to expand sales of our social business software platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act;

•	regional data privacy laws that apply to the transmission of our customers’ data across international borders;

•	ability to provide local hosting services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties; and

•	regional economic and political conditions.

Additionally, a substantial majority of our international customers currently pay us in U.S. dollars and, as a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our platform more expensive for international customers, which could harm our business. In the future, an increasing number of our customers may pay us in foreign currencies. Any fluctuation in the exchange rate of these foreign currencies or pressure on the creditworthiness of sovereign nations, particularly in Europe, may negatively impact our business. If we are unable to successfully manage the challenges of international operations and expansion, our growth could be limited, and our business and operating results could be adversely affected.

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

Our overall performance depends in part on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. The U.S. and other key international economies, particularly Europe, have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions and their continued deterioration, particularly in Europe, affect the rate of information technology spending and have adversely affected, and could continue to adversely affect, our customers’ ability or willingness to purchase our social business software platform, and could delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown, worldwide, in the United States, or in our industry.

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

Additionally, in August 2012, we added the position of President of Worldwide Field Operations, which will be responsible for all customer-facing functions, including sales, professional services and support. The consolidation, transition and onboarding process may be discruptive to our internal processes, our sales cycles, expansion into markets outside the United States, and implementation of new professional services strategies.

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

We will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

When we cease to be an “emerging growth company,” we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financials as of December 31 of the earlier of the year we crease to be an “emerging growth company” or 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the market price of our common stock include:

•	variations in our billings, renewal rates, operating results, cash flow, loss per share and how these results compare to analyst expectations;

•	the net increase in the number of customers acquired, either independently or as compared with published expectations of analysts that cover us;

•	forward looking guidance on revenues and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our public cloud service;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

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

As of June 30, 2012, we had used approximately $19.5 million of those proceeds for the repayment of indebtedness and $5.9 million for purchase of property and equipment, primarily to build out our co-located data center. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

10.1	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012.(2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.
(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: August 7, 2012	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)