Form 10-Q
period 2012-09-30
Jive Software, Inc.
filed 2012-11-07
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of November 7, 2012 was 64,312,147.

JIVE SOFTWARE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$57,472	$180,649
Short-term marketable securities	83,995	—
Accounts receivable, net of allowances of $124 and $144	35,875	31,999
Prepaid expenses and other current assets	6,827	4,503

Total current assets	184,169	217,151
Marketable securities, noncurrent	35,404	—
Property and equipment, net of accumulated depreciation of $10,120 and $6,094	16,150	12,639
Goodwill	17,265	17,265
Intangible assets, net of accumulated amortization of $6,599 and $3,976	8,518	11,141
Other assets	234	146

Total assets	$261,740	$258,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,175	$4,566
Accrued payroll and related liabilities	5,653	6,629
Other accrued liabilities	4,534	5,124
Deferred revenue, current	74,425	62,329
Term debt, current	2,400	2,946

Total current liabilities	94,187	81,594
Deferred revenue, less current portion	23,129	15,497
Term debt, less current portion	9,000	10,192
Other long-term liabilities	547	340

Total liabilities	126,863	107,623
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000,000 shares; issued —70,723,528 shares at September 30, 2012 and 68,568,778 at December 31, 2011; outstanding—63,793,145 at September 30, 2012 and 61,308,006 at December 31, 2011	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	274,780	258,779
Accumulated deficit	(136,587)	(104,725)
Accumulated other comprehensive income	29	10

Total stockholders’ equity	134,877	150,719

Total liabilities and stockholders’ equity	$261,740	$258,342

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product	$25,861	$17,493	$71,436	$46,092
Professional services	3,012	3,326	9,705	8,679

Total revenues	28,873	20,819	81,141	54,771
Cost of revenues:
Product	7,788	6,147	21,745	15,208
Professional services	3,474	3,095	11,055	9,146

Total cost of revenues	11,262	9,242	32,800	24,354

Gross profit	17,611	11,577	48,341	30,417
Operating expenses:
Research and development	9,845	7,537	27,327	23,320
Sales and marketing	14,800	12,297	40,737	31,757
General and administrative	4,127	3,901	11,680	9,120

Total operating expenses	28,772	23,735	79,744	64,197

Loss from operations	(11,161)	(12,158)	(31,403)	(33,780)
Other income (expense), net:
Interest income	56	10	116	37
Interest expense	(93)	(569)	(325)	(924)
Change in fair value of warrant liability	—	5,150	—	(7,185)
Other, net	42	44	(4)	4

Total other income (expense), net	5	4,635	(213)	(8,068)

Loss before provision (benefit) for income taxes	(11,156)	(7,523)	(31,616)	(41,848)
Provision (benefit) for income taxes	132	57	246	(3,710)

Net loss	$(11,288)	$(7,580)	$(31,862)	$(38,138)

Basic and diluted net loss per share	$(0.18)	$(0.31)	$(0.51)	$(1.61)

Shares used in basic and diluted per share calculations	62,921	24,836	62,100	23,741

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(11,288)	$(7,580)	$(31,862)	$(38,138)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(28)	(18)	(11)	(24)
Cumulative unrealized gain on marketable securities	39	—	30	—

Other comprehensive income (loss):	11	(18)	19	(24)

Comprehensive loss	$(11,277)	$(7,598)	$(31,843)	$(38,162)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(31,862)	$(38,138)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,170	5,107
Stock-based compensation	12,277	7,524
Loss from change in fair value of warrant liability	—	7,185
Change in deferred taxes	—	(3,851)
(Increase), net of acquisitions, in:
Accounts receivable, net	(3,876)	(4,436)
Prepaid expenses and other assets	(2,292)	(573)
Increase (decrease), net of acquisitions, in:
Accounts payable	4,122	3,270
Accrued payroll and related liabilities	(976)	1,136
Other accrued liabilities	56	1,557
Deferred revenue	19,728	14,084
Other long-term liabilities	405	64

Net cash provided by (used in) operating activities	4,752	(7,071)
Cash flows from investing activities:
Payments for purchase of property and equipment	(9,389)	(5,837)
Purchases of marketable securities	(119,399)	—
Acquisitions, net of cash acquired	—	(22,892)

Net cash used in investing activities	(128,788)	(28,729)
Cash flows from financing activities:
Proceeds from exercise of stock options, including tax withholding	3,724	2,007
Proceeds from issuance of preferred stock, net	—	40,000
Payments for stock issuance costs	(1,014)	(564)
Proceeds from revolving credit facility, net	—	515
Proceeds from term loans	—	24,203
Repayments of term loans	(1,850)	(1,104)

Net cash provided by financing activities	860	65,057

Net increase (decrease) in cash and cash equivalents	(123,176)	29,257
Effect of exchange rate changes	(1)	—
Cash and cash equivalents, beginning of period	180,649	43,348

Cash and cash equivalents, end of period	$57,472	$72,605

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on March 12, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include:

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill and other long-lived assets; and

•	the recoverability of deferred income tax assets and liabilities.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3.	Stock-Based Compensation

Certain information regarding stock options outstanding as of September 30, 2012 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2011	4,377,973	15,981,155	$3.56
Stock options granted	(1,176,800)	1,176,800	17.13
Restricted stock units (“RSUs”) granted	(1,933,700)	—	—
Performance stock units (“PSUs”) granted	(100,000)	—	—
Forfeited – Stock options	776,495	(776,495)	7.93
Forfeited – Restricted stock	26,500	—	—
Exercised	—	(2,154,750)	1.73

Balances, September 30, 2012	1,970,468	14,226,710	$4.72	7.26	$157,865

Exercisable at September 30, 2012		6,906,130	$2.24	6.67	$93,040

Vested and expected to vest		13,563,016	$4.53	7.22	$152,968

Restricted stock results from the exercise of unvested restricted stock purchases, or RSPs, non-qualified stock options, or NSOs, with reverse vesting provisions, and the grant of restricted stock awards, or RSAs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA and RSU agreements. During the third quarter of 2012, the Company granted performance based stock units, or PSUs, to a senior executive. The PSUs will vest up to 25% of the total granted, based on the achievement level of certain performance metrics, for each of 2013, 2014, 2015, and 2016. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2011	835,367	$5.56
Granted RSUs	1,933,700	19.88
Granted PSUs	100,000	15.75
Vested	(330,389)	5.58
Forfeited	(26,500)	23.98

Balances, September 30, 2012	2,512,178	$16.85

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenues	$627	$155	$1,413	$311
Research and development	1,705	806	4,185	1,764
Sales and marketing	1,436	1,988	2,890	3,234
General and administrative	1,260	1,180	3,789	2,215

	$5,028	$4,129	$12,277	$7,524

As of September 30, 2012, unrecognized stock-based compensation related to outstanding but unvested stock options and restricted stock was $55.7 million, which will be recognized over the weighted average remaining vesting period of 2.51 years.

Note 4.	Earnings Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(11,288)	$(7,580)	$(31,862)	$(38,138)

Denominator:
Weighted-average common shares outstanding	63,439	25,707	62,754	24,502
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(518)	(871)	(654)	(761)

Weighted-average shares used to compute net loss per share, basic and diluted	62,921	24,836	62,100	23,741

Net loss per share, basic and diluted	$(0.18)	$(0.31)	$(0.51)	$(1.61)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2012	2011
Stock options	14,226,710	16,274,820
Restricted stock	2,512,178	858,651
Shares subject to common stock warrants	—	127,000
Series A preferred stock	—	10,100,000
Series B preferred stock	—	3,335,817
Series C preferred stock	—	9,646,550

	16,738,888	40,342,838

Note 5.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Balance, beginning of period	$17,265	$831
Acquisition of OffiSync Corporation	—	16,434

Balance, end of period	$17,265	$17,265

OffiSync Corporation’s results of operations have been included in our unaudited consolidated financial statements subsequent to the date of acquisition. Pro forma results for the three and nine months ended September 30, 2011 were not significantly different from our reported results of operations.

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	September 30, 2012	December 31, 2011
Acquired technology	5 years	$11,564	$11,564
Accumulated amortization		(4,076)	(2,497)

		7,488	9,067
Perpetual licenses	2 years	2,430	2,430
Accumulated amortization		(1,680)	(916)

		750	1,514
Covenant not to compete	1-2 years	807	807
Accumulated amortization		(602)	(412)

		205	395
Other	2 years	316	316
Accumulated amortization		(241)	(151)

		75	165

Total intangible assets, net		$8,518	$11,141

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$ 864	$966	$2,623	$2,544

Expected future amortization expense as of September 30, 2012 is as follows (in thousands):

Remainder of 2012	$864
2013	2,782
2014	2,124
2015	1,999
2016	749
Thereafter	—

$8,518

Note 6.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of September 30, 2012 (in thousands):

Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$57,259	$—	$—	$57,259
Cash equivalents:
Money market mutual funds	213	—	—	213

Total cash equivalents	213	—	—	213

Total cash and cash equivalents	57,472	—	—	57,472

Short-term marketable securities:
Commercial paper	11,987	1	—	11,988
Corporate notes and bonds	29,845	12	—	29,857
Government obligations	10,153	1	—	10,154
U.S. agency obligations	31,982	14	—	31,996

Total short-term marketable securities	83,967	28	—	83,995

Marketable securities, noncurrent:
Corporate notes and bonds	15,338	1	—	15,339
Government obligations	2,731	—	4	2,727
U.S. agency obligations	17,333	5	—	17,338

Total marketable securities, noncurrent	35,402	6	4	35,404

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$176,841	$34	$4	$176,871

As of September 30, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of September 30, 2012, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

September 30, 2012
Due within 1 year	$83,995
Due within 1 year through 3 years	35,404

Total marketable securities	$119,399

Note 7.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that are measured at fair value on a recurring basis as of September 30, 2012 (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$213	$—	$—	$213
Marketable securities
Commercial paper	—	11,988	—	11,988
Corporate notes and bonds	—	45,196	—	45,196
Government obligations	—	12,881	—	12,881
U.S. government and agency	—	49,334	—	49,334

Total	$213	$119,399	$—	$119,612

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We did not have any financial liabilities that were measured at fair value on a recurring basis at September 30, 2012. We did not have any financial assets or liabilities that were measured at fair value on a recurring basis at December 31, 2011.

There were no changes to our valuation techniques during the first nine months of 2012.

During the nine months ended September 30, 2012 and 2011, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy.

Note 8.	Credit Facility with Silicon Valley Bank

In May 2012, we entered into a new loan agreement with Silicon Valley Bank (the “Loan Agreement”), which provides a secured revolving loan facility and term loan facility of up to $30.0 million and expires May 23, 2015. Under the Loan Agreement, revolving loans may be converted into term loans under the facility, subject to specified conditions, with all outstanding term loans reducing the availability under the revolving loan facility. The Loan Agreement also provides up to $3.0 million for the issuance of letters of credit, foreign exchange contracts, cash management services and secured swap obligations. On May 23, 2012, we converted the outstanding balance of the existing term loans with Silicon Valley Bank to a new term loan for $12.0 million under the Loan Agreement and terminated the previous credit facility agreement. Revolving loans drawn under the Loan Agreement will be used for working capital, potential acquisitions, and general corporate purposes. At September 30, 2012, no amounts remained outstanding under our previously existing term loans with Silicon Valley Bank.

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

At September 30, 2012, we had $0.3 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $11.4 million of term loans outstanding at an interest rate of 2.39%. We were in compliance with all covenants as of September 30, 2012.

Note 9.	Commitments

In addition to $14.2 million in future payments under our operating leases, we have commitments under non-cancelable purchase orders, primarily relating to our annual user conference and capital expenditures for our data center, totaling $4.7 million at September 30, 2012. The non-cancelable purchase order commitments will be filled at various times through the third quarter of 2013; and our longest operating lease expires in September 2018.

Note 10.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Supplemental Cash Flow Information
Cash paid for interest	$89	$476	$397	$811
Cash paid for income taxes	26	20	141	65
Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Proximal Labs	$—	$—	$—	$551
Common stock issued in connection with acquisition of OffiSync	—	—	—	616

Note 11.	Related-party transactions

Certain members of our board of directors are also investors in and/or serve on the board of directors of certain of our customers. We believe the transactions between these customers and us were carried out on an arm’s-length basis and that the pricing is consistent with similar transactions with our other similar customers. Current deferred revenue and non-current deferred revenue from these customers was $0.4 million and $0.7 million, respectively, as of September 30, 2012. Total revenues related to these customers was $0.2 million and $0.4 million, respectively, in the three and nine months ended September 30, 2012.

Note 12.	New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. We do not expect the adoption of ASU 2012-02 to have any effect on our financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends the wording used to describe many of the requirements of U.S. GAAP for measuring fair value and disclosing information about fair value measurements as well as clarifies existing fair value measurement guidance and new disclosure requirements. Amendments in this ASU include: (1) allowing an entity to measure the fair value of financial assets and liabilities which have offsetting positions in market risks or counterparty credit risk and meet certain conditions on a net basis; (2) for Level 3 fair value measurements, entities must disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, entities must disclose the fair value hierarchy level in which the fair value measurements were determined; (4) entities must disclose the highest-and-best use of a nonfinancial asset when this use differs from the asset’s current use, and the reason for the difference; and (5) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. All required disclosures are included in Note 7 and 8 of the Condensed Notes to the Consolidated Financial Statements.

Note 13.	Subsequent Events

On October 3, 2012, Bascom Research, LLC filed a complaint in the United States District Court for the Eastern District of Virginia against us, among others, for patent infringement of U.S. Pat. Nos. 7,111,232; 7,139,974; and 7,158,971, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. The complaint seeks damages and an injunction against certain features of our products. We intend to vigorously defend against these claims and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

On November 5, 2012 we entered into a definitive agreement to acquire Producteev LLC (“Producteev”), a cloud-based project and task management company. This transaction is expected to close in the fourth quarter of 2012, subject to customary closing conditions. Additionally, on November 5, 2012, we entered into and closed a definitive agreement to acquire Bitplay Inc. (also known as “Meetings.io”), a cloud-based real-time video, chat and screen sharing collaboration company. These companies were purchased for approximately $7.6 million in aggregate cash and 211,935 shares of our common stock with an aggregate fair value of $2.4 million. We also issued 248,065 shares of restricted common stock to certain founding employees; the fair value of these shares on the grant date was $2.8 million, which will be recognized as stock-based compensation over a 3 year vesting period.

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

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 64.6% of our Jive Social Business Platform revenues in the first nine months of 2012. As the market for social business software within the enterprise continues to grow, we expect revenues from internally focused communities to continue to be higher than revenues generated from externally focused communities.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, one of our public cloud services that is on a quarterly release cycle and is a non-customizable version of our platform. Additionally, in May 2012, we released Try Jive, a 30-day free trial version of the Jive Cloud offering. Try Jive is targeted at departments within larger organizations with the intent of driving viral adoption organically within the enterprise. In the first nine months of 2012, product revenues from all public cloud deployments, including Jive Cloud, represented 62.4% of total product revenues. With the release of Jive Cloud and Try Jive, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an ever-increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 77.8% of total revenues in the first nine months of 2012. We are continuing to focus on expanding our sales headcount and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

Our fourth quarter has historically been our strongest quarter for new billings and renewals This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity causes the value of invoices that we generate in the fourth quarter to continually increase in proportion to our billings in the other three quarters of our fiscal year. We expect this trend to continue in the fourth quarter of 2012 and in future years.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first nine months of 2012, there were no significant changes in our critical accounting policies or estimates from those reported in our 2011 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2012.

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

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2012	2011
Total revenues	$28,873	$20,819	$8,054	38.7%
Deferred revenue, end of period	97,554	64,304	33,250	51.7%
Less: deferred revenue, beginning of period	(87,482)	(58,644)	(28,838)	49.2%

Billings	$38,945	$26,479	$12,466	47.1%

	Nine Months Ended September 30,		Dollar Change	% Change
	2012	2011
Total revenues	$81,141	$54,771	$26,370	48.2%
Deferred revenue, end of period	97,554	64,304	33,250	51.7%
Less: deferred revenue, beginning of period	(77,826)	(50,195)	(27,631)	55.1%

Billings	$100,869	$68,880	$31,989	46.4%

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

•

billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and, therefore, does not always closely match with the timing of delivery of support, maintenance, and hosting services and the costs associated with delivering those services;

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

The increases in billings in the periods presented were primarily driven by the addition of new customers, increased upsell of our products to existing customers, and an increase in customers renewing prior to the period in which their existing subscription term concludes.

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

Our Jive Social Business Platform customer count was as follows:

	As of September 30,		Change	% Change
	2012	2011
Jive Social Business Platform customer count	761	657	104	15.8%

Our product revenues growth was 55.0% in the first nine months of 2012 compared to the first nine months of 2011. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and larger average subscription values with new customers.

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

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as a component of sales and marketing expense as earned. Sales incentive compensation is earned at the time a customer enters into a binding purchase agreement while associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue investing heavily in sales and marketing to expand our global operations, increase revenues from current customers, build brand awareness and expand our indirect sales channel. We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. In addition, the 2011 period includes changes in the fair value of our Series C preferred stock warrants. The Series C preferred stock warrants were exercised late in the third quarter of 2011 and, therefore, we will not incur charges related to these warrants in subsequent periods.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended September 30, 2012(1)(2)		Three Months Ended September 30, 2011(1)(2)
Revenues:
Products	$25,861	89.6%	$17,493	84.0%
Professional services	3,012	10.4%	3,326	16.0%

Total revenues	28,873	100.0%	20,819	100.0%
Cost of revenues:
Products	7,788	27.0%	6,147	29.5%
Professional services	3,474	12.0%	3,095	14.9%

Total cost of revenues	11,262	39.0%	9,242	44.4%

Gross profit (loss):
Products	18,073	62.6%	11,346	54.5%
Professional services	(462)	(1.6)%	231	1.1%

Total gross profit	17,611	61.0%	11,577	55.6%
Operating expenses:
Research and development	9,845	34.1%	7,537	36.2%
Sales and marketing	14,800	51.3%	12,297	59.1%
General and administrative	4,127	14.3%	3,901	18.7%

Total operating expenses	28,772	99.7%	23,735	114.0%

Loss from operations	(11,161)	(38.7)%	(12,158)	(58.4)%
Other income (expense), net(3)	5	0.0%	4,635	22.3%

Loss before provision (benefit) for income taxes	(11,156)	(38.6)%	(7,523)	(36.1)%
Provision (benefit) for income taxes	132	0.5%	57	0.3%

Net loss	$(11,288)	(39.1)%	$(7,580)	(36.4)%

Basic and diluted net loss per common share	$(0.18)		$(0.31)

Shares used in per share calculations	62,921		24,836

	Nine Months Ended September 30, 2012(1)(2)		Nine Months Ended September 30, 2011(1)(2)
Revenues:
Products	$71,436	88.0%	$46,092	84.2%
Professional services	9,705	12.0%	8,679	15.8%

Total revenues	81,141	100.0%	54,771	100.0%
Cost of revenues:
Products	21,745	26.8%	15,208	27.8%
Professional services	11,055	13.6%	9,146	16.7%

Total cost of revenues	32,800	40.4%	24,354	44.5%

Gross profit (loss):
Products	49,691	61.2%	30,884	56.4%
Professional services	(1,350)	(1.7)%	(467)	(0.9)%

Total gross profit	48,341	59.6%	30,417	55.5%
Operating expenses:
Research and development	27,327	33.7%	23,320	42.6%
Sales and marketing	40,737	50.2%	31,757	58.0%
General and administrative	11,680	14.4%	9,120	16.7%

Total operating expenses	79,744	98.3%	64,197	117.2%

Loss from operations	(31,403)	(38.7)%	(33,780)	(61.7)%
Other income (expense), net(3)	(213)	(0.3)%	(8,068)	(14.7)%

Loss before provision (benefit) for income taxes	(31,616)	(39.0)%	(41,848)	(76.4)%
Provision (benefit) for income taxes	246	0.3%	(3,710)	(6.8)%

Net loss	$(31,862)	(39.3)%	$(38,138)	(69.6)%

Basic and diluted net loss per common share	$(0.51)		$(1.61)

Shares used in per share calculations	62,100		23,741

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended September 30, 2012(2)		Three Months Ended September 30, 2011(2)
Cost of revenues	$627	2.2%	$155	0.7%
Research and development	1,705	5.9%	806	3.9%
Sales and marketing	1,436	5.0%	1,988	9.5%
General and administrative	1,260	4.4%	1,180	5.7%

	$5,028	17.4%	$4,129	19.8%

	Nine Months Ended September 30, 2012(2)		Nine Months Ended September 30, 2011(2)
Cost of revenues	$1,413	1.7%	$311	0.6%
Research and development	4,185	5.2%	1,764	3.2%
Sales and marketing	2,890	3.6%	3,234	5.9%
General and administrative	3,789	4.7%	2,215	4.0%

	$12,277	15.1%	$7,524	13.7%

(2)	Percentages may not add due to rounding.
(3)	Non-cash income (expense) recorded in other income (expense), net in the three and nine months ended September 30, 2011 included $5.2 million and $(7.2) million, respectively, related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in future periods.

Revenues

Certain revenue information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
	2012	2011
Products	$25,861	$17,493	$8,368	47.8%
Professional services	3,012	3,326	(314)	(9.4)%

Total revenues	$28,873	$20,819	$8,054	38.7%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
	2012	2011
Products	$71,436	$46,092	$25,344	55.0%
Professional services	9,705	8,679	1,026	11.8%

Total revenues	$81,141	$54,771	$26,370	48.1%

Products Revenues

The increases in products revenues in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily the result of the increase in the average subscription value of a customer on an annual basis, as a result of the realization of greater upsell on our existing customers, and increases in the aggregate number of customers on the Jive Social Business Platform, which grew from 657 as of September 30, 2011 to 761 as of September 30, 2012.

Certain revenue information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues from customers in the United States as percentage of total product revenues	78.0%	79.0%	77.8%	78.9%
Revenues from customers outside the United States as percentage of total product revenues	22.0%	21.0%	22.2%	21.1%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues from public cloud deployments as percentage of total product revenues	62.2%	63.4%	62.4%	60.6%
Revenues from private cloud deployments as percentage of total product revenues	37.8%	36.6%	37.6%	39.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Percentage of Jive Social Business Platform revenues that represented internally focused communities	66.1%	57.5%	64.6%	56.5%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	33.9%	42.5%	35.4%	43.5%

Professional Services Revenues

In the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 professional services revenues as a percent of product revenues decreased by 7 percentage points and 5 percentage points, respectively, as continued enhancements of the core product have decreased the amount of customization requested by customers. This was also driven by our most recent release, Jive Cloud, a public cloud, non-customizable version of our Jive Social Business Platform.

Cost of Revenues and Gross Margins

Cost of revenues information was as follows (dollars in thousands):

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Cost of revenues: products	$7,788	$6,147	$1,641	26.7%
Products gross margin	69.9%	64.9%
Cost of revenues: professional services	$3,474	$3,095	$379	12.2%
Professional services gross margin	(15.3)%	6.9%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Cost of revenues: products	$21,745	$15,208	$6,537	43.0%
Products gross margin	69.6%	67.0%
Cost of revenues: professional services	$11,055	$9,146	$1,909	20.9%
Professional services gross margin	(13.9)%	(5.4)%

Cost of Revenues: Products

The increases in cost of revenues for products in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to the increases in products revenues and included a $0.9 million and a $2.9 million increase, respectively, in salaries and benefits related to increased headcount in our operations and support personnel, increases in depreciation expense of $0.5 million and $1.6 million, respectively, and increases in allocations for IT and facilities costs of $0.2 million and $0.5 million, respectively. The three-month period includes increases in miscellaneous expenses of $0.2 million. The nine-month period includes a $0.5 million increase in subscription and third-party hosting services, a $0.6 million increase in third-party royalties, and a $1.2 million increase in intangible asset amortization. These factors were partially offset by decreases in third-party consulting fees of $0.2 million and $0.7 million, respectively.

The increases in expenses in products cost of revenue in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were attributable to depreciation related to the build-out of our Phoenix, Arizona data center and increased headcount in our hosting department, which grew from 26 employees as of September 30, 2011 to 29 employees as of September 30, 2012, due to the increases in mix of revenue towards our public cloud deployment models, our programs to scale our public cloud capabilities for future growth, and increases in amortization of acquired intangibles as a result of acquisitions made in the first half of 2011. Additionally, headcount in our support organization grew from 30 as of September 30, 2011 to 43 as of September 30, 2012. The increase in products gross margin was driven by efficiencies gained through utilization of our internally managed data centers as we continue to transition our existing public cloud customers from a third-party hosting service, as well as deploying our new public cloud customers directly to our managed data centers.

Cost of Revenues: Professional Services

In the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011, cost of revenues for professional services related to salaries and benefits increased $0.4 million and $1.8 million, respectively. The nine-month period also includes a $0.1 million increase within travel and consulting costs.

The decreases in the professional services gross margin in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to lower professional service revenues as a percentage of total revenues, as a result of our most recent release, Jive Cloud, which is a non-customizable version of our Jive Social Business Platform.

Additionally, we offer professional services on both fixed fee and time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. We also sell professional services separately, outside of multiple-element arrangements, and recognize revenues resulting from those as professional services are delivered. Professional services revenues recognized from non-multiple-element arrangements, as a percentage of total professional services revenues, in the three-month and nine-month periods ended September 30, 2012 were 22.8 and 10.9 percentage points less, respectively, than the three-month and nine-month periods ended September 30, 2011, resulting in a greater percentage of the professional services revenues related to professional services performed in the current three-month period being recognized ratably over the contract term, which typically extends beyond the current period.

Furthermore, professional services are typically delivered in the period subsequent to the period in which the agreement for services was entered into. We experienced decreased utilization of our existing full-time professional services employees in the three-month period ended September 30, 2012, compared to the three month period ended September 30, 2011 as the dollar value of agreements for professional services entered into in the three month period ended June 30, 2012 was less than the three month period ended June 30, 2011, as a percent of the total dollar value of all products and professional services sales agreements.

Research and Development Costs

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Research and development	$9,845	$7,537	$2,308	30.6%
Percentage of total revenues	34.1%	36.2%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Research and development	$27,327	$23,320	$4,007	17.2%
Percentage of total revenues	33.7%	42.6%

The increases in research and development expenses in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increases in salaries and benefits of $2.3 million and $6.1 million, respectively and increases in allocations for IT and facilities, subscription services, and depreciation of $0.2 million and $0.5 million, respectively. The increases in salaries and benefits were a result of increasing our research and development headcount from 126 as of September 30, 2011 to 164 as of September 30, 2012, and include a $0.9 million and a $2.4 million increase in stock-based compensation, respectively. The increase in the three-month period ended September 30, 2012 was partially offset by a decrease in professional fees of $0.2 million. The increase in the nine-month period ended September 30, 2012 was partially offset by acquisition related expenses incurred in the first quarter of 2011 associated with the acquisition of Proximal Labs, Inc., which included $1.6 million in bonuses, as well as $1.0 million in amortization expense related to in process research and development that was fully expensed at the time of acquisition.

Sales and Marketing

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Sales and marketing	$14,800	$12,297	$2,503	20.4%
Percentage of total revenues	51.3%	59.1%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Sales and marketing	$40,737	$31,757	$8,980	28.3%
Percentage of total revenues	50.2%	58.0%

The increases in sales and marketing expenses in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increases in salaries and benefits of $1.2 million and $5.8 million, respectively, an increase in travel costs of $0.2 million and $0.9 million, respectively, and an increase in allocations for IT and facilities as well as subscription services of $0.2 million and $0.7 million, respectively, all primarily as a result of increasing our sales and marketing headcount from 115 as of September 30, 2011 to 140 as of September 30, 2012. The increases in the three and nine month-periods ended September 30, 2012 were also attributable to increases in general marketing spending of $0.7 million and $1.2 million, respectively, related to our Try Jive and Jive Live Tour marketing campaigns, as well as an increase of $0.2 million and $0.4 million in consulting fees, respectively.

General and Administrative

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
General and administrative	$4,127	$3,901	$226	5.8%
Percentage of total revenues	14.3%	18.7%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
General and administrative	$11,680	$9,120	$2,560	28.1%
Percentage of total revenues	14.4%	16.7%

The increases in general and administrative expenses in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to increases in salaries and benefits of $0.6 million and $3.2 million, respectively, which were primarily as a result of increased headcount. The increases were also driven by stock-based compensation expense, which generated $0.1 million and $1.6 million, respectively, of the total increases in salaries and benefits. General and administrative headcount grew from 39 as of September 30, 2011 to 54 as of September 30, 2012.

The increases in general and administrative expenses in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were, to a lesser extent, also driven by increases in depreciation from both facilities and IT capital additions of $0.1 million and $0.3 million, respectively, as well as an increase in office fees of $0.3 million for the nine-month period ended September 30, 2012 compared to the same period in 2011. These increases were partially offset by decreases in overhead allocations out of general and administrative to the other functions based on relative headcount of $0.5 million and $1.3 million, respectively.

Other Income (Expense), net

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Other income, net	$5	$4,635	$(4,630)	(99.9)%
Percentage of total revenues	0.0%	22.3%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2012	2011
Other expense, net	$(213)	$(8,068)	$7,855	(97.4)%
Percentage of total revenues	(0.3)%	(14.7)%

The changes in other income (expense), net in the three and nine-month periods ended September 30, 2012 compared to the same periods of 2011 were primarily due to the exercise of the Series C preferred stock warrants in the third quarter of 2011. Accordingly, we did not have income or expense related to these warrants in the first nine months of 2012. The income (expense) in the three and nine months ended September 30, 2011 related to the Series C preferred stock warrant was $5.2 million and $(7.2) million, respectively.

Provision (Benefit) For Income Taxes

	Three Months Ended Sept. 30,
(Dollars in thousands)	2012	2011
Provision for income taxes	$132	$57
Percentage of loss before income taxes	1.2%	0.8%

	Nine Months Ended Sept. 30,
(Dollars in thousands)	2012	2011
Provision (benefit) for income taxes	$246	$(3,710)
Percentage of loss before income taxes	0.8%	(8.9)%

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

Additionally, in the nine months ended September 30, 2011, in connection with the acquisition of OffiSync Corporation (“OffiSync”), a deferred tax liability, of $3.9 million was established for the book tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize a portion of our deferred tax assets and therefore, a corresponding amount of the valuation allowance was released.

Liquidity and Capital Resources

	Nine Months Ended Sept. 30,
(Dollars in thousands)	2012	2011
Cash flows provided by (used in) operating activities	$4,752	$(7,071)
Cash used in investing activities	(128,788)	(28,729)
Cash provided by financing activities	860	65,057

Increase (decrease) in cash and cash equivalents	$(123,176)	$29,257

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at September 30, 2012 consisted of $57.5 million of cash and cash equivalents and $84.0 million of short-term marketable securities. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from September 30, 2012.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $4.8 million during the first nine months of 2012 compared to cash used by operating activities of $7.1 million in the first nine months of 2011. The improvement in cash flows generated from operating activities primarily resulted from changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our quarterly calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $4.8 million of cash provided by operating activities in the first nine months of 2012 resulted from our net loss of $31.9 million, offset by net non-cash charges of $19.4 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net increased $3.9 million to $35.9 million at September 30, 2012 compared to $32.0 million at December 31, 2011, primarily as a result of a $2.9 million increase in billings in the third quarter of 2012 compared to the fourth quarter of 2011. Additionally, we had a decrease of $0.4 million in invoices that were billed and collected in the same period at September 30, 2012 compared to December 31, 2011 and an increase in days billings outstanding to 84 days in the quarter ended September 30, 2012 compared to 82 days in the quarter ended December 31, 2011. Refer to “Overview” for additional discussion around the seasonality of our business.

Accounts payable and other accrued liabilities increased $2.0 million to $11.7 million at September 30, 2012 compared to $9.7 million at December 31, 2011, primarily due to timing of payments and the seasonality of our business.

Accrued payroll and related liabilities decreased $1.1 million to $5.7 million at September 30, 2012 compared to $6.6 million at December 31, 2011, primarily due to a decrease in accrued commissions as a result of average commission rates in the third quarter of 2012 compared to the fourth quarter of 2011, as well as a decrease in accrued bonuses as a result of our second half 2011 management bonus being paid in the first quarter of 2012.

Deferred revenue increased $19.8 million to $97.6 million at September 30, 2012 compared to $77.8 million at December 31, 2011, primarily due to new business and renewal-related billings, as well as billings for multi-year commitments, in the first nine months of 2012.

Operating activities used $7.1 million of cash in the first nine months of 2011, which primarily resulted from our net loss of $38.1 million, due primarily to the significant investments we made to grow our business, adjusted for net non-cash charges of $16.0 million and changes in our operating assets and liabilities, primarily accounts receivable, accounts payable and deferred revenue.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, as well as payments for intangible assets and acquisitions. We continue to invest the proceeds from our IPO, and we made net investments of $128.8 million in the first nine months of 2012, which included $119.4 million in purchases of marketable securities and $9.4 million used for purchases of property and equipment. We anticipate spending approximately $1 million to $3 million for the purchase of property and equipment in the last quarter of 2012, primarily for the continued build-out of our data centers in order to scale our capacity with our revenue growth.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under out revolving credit facilities and the net proceeds from the issuance of common stock from employee option exercises. Cash provided by financing activities of $0.9 million in the first nine months of 2012 resulted from $3.7 million in cash receipts related to stock option exercises being offset by $1.9 million in principal payments on our term debt, as well as $1.0 million in payments for offering expenses associated with our initial public offering in December 2011, which were accrued at December 31, 2011.

Debt Arrangements

Term Loan

In May 2012, we entered into a secured revolving loan facility and term loan facility of up to $30.0 million and terminated the previously outstanding credit facility agreement. Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. As of September 2012, we have outstanding a $11.4 million term loan under the secured revolving loan facility and term loan facility as a result of refinancing $12 million of previously existing term loans in May 2012. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio. The interest rate on this loan at September 30, 2012 was 2.39%. Repayment began July 1, 2012, and is payable in 16 quarterly installment payments. Each of the installment payments is $0.75 million, plus accrued interest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases and commitments under non-cancelable purchase orders discussed in Note 9 of the Notes to the Consolidated Financial Statements in this Quarterly Report Form 10-Q, that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of September 30, 2012, we held cash and cash equivalents and marketable securities of $176.9 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our credit facility and term loan bear interest at a variable rate tied to the prime rate or LIBOR. Based on amounts outstanding at September  30, 2012, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

Item  4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer and our Audit Committee concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred losses in each of the last five years, including a net loss of $50.8 million in 2011 and a net loss of $31.9 million in the first nine months of 2012. At September 30, 2012, we had an accumulated deficit of $136.6 million. As we continue to invest in infrastructure, development of our solutions, international expansion and sales and marketing, our operating expenses will continue to increase. Additionally, to accommodate future growth, we are in the process of transitioning our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required and will continue to require significant up front capital expenditures and these costs and expenses may exceed the rate which realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in recent periods, you should not consider our recent revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Additionally, in May 2012 we launched “Try Jive”, a free 30 day trial to our cloud-based offering platform. The goal of this trial is to make it easier for customers to start using our platform with the strategy of increasing viral adoption within each of our customers. If this new offering is not successful, we may not achieve the revenue growth we anticipated, thereby potentially not recovering the investments we made in engineering, marketing and the expansion of our sales force, and our operating results could be adversely affected.

The market for social business software is in its early stages of development and intensely competitive, and if we do not compete effectively, our business would be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to the enterprise. To the extent that Microsoft is successful in combining these acquired social networking capabilities with their existing products, we could experience increased competition and could adversely affect our billings, revenues, and margins.

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

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to deploy our platform in the public cloud. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the upfront expenses associated with our sales and implementation efforts. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses because costs associated with marketing programs and new products intended to attract new customers would not be offset by future incremental revenues and cash flow.

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings, including additional communities, modules, users or page views or professional services. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We also invest various resources targeted at expanding the utilization rates of our platform. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business would suffer.

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

Our quarterly operating results are likely to fluctuate as a result of a variety of factors, many of which are outside our control. If our quarterly financial results fall below the expectations of investors or any securities analysts who follow our stock, the price of our common stock could decline substantially. Fluctuations in our quarterly financial results may be caused by a number of factors, including, but not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenues balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billings and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•

general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	purchases of new equipment and bandwidth in connection with planned data center expansion;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	the impact of new accounting pronouncements; and

•	the timing of stock awards to employees.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, technical capabilities, security and benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform and may require us to obtain support from multiple departments within the larger enterprise. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

Additionally, we are still in the process of transitioning our hosting services to internally managed hosting facilities. These facilities are subject to the same risks as those existing in our SunGard facilities as well as other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

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

Our transition from data centers managed by a third-party service provider to co-located facilities managed by our internal hosting operations team is complex, could result in operational inefficiencies or operational failures, and will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. In this regard, we anticipate making capital expenditures of approximately $10 million to $12 million in all of 2012 for purchases of hosting equipment, as well as for additional hosting services. If it takes longer than we expect to complete this transition, there may be a negative impact on our operating results, particularly if the scope of the project grows and we deploy additional resources and hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

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

Our hosting operations involve the storage and transmission of customer data. We use certain third party vendors to assist in these operations, including back-up storage for customer data. Security breaches or unauthorized access of this data could result in the misuse or loss of this information, litigation, indemnity obligations and other liability. Many of our customers require us to assume full responsibility for security breaches or unauthorized access of their data and therefore we may incur significant financial liability in such circumstances.

While we and our vendors have security measures in place, these systems and networks are subject to ongoing threats and therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

Additionally, while our platform is not intended for the transmission or storage of sensitive health, personal or financial information and we contractually prohibit our customers from doing so, neither we nor our suppliers monitors or review the content that our customers upload and store within their communities. Therefore, we have no direct control over the substance of the content within our hosted communities. If customers use our platform for the transmission or storage of sensitive health, personal or financial information and our security measures are breached our reputation could be damaged, our business may suffer and we could incur significant liability as many domestic and international laws place a higher burden of care on organizations that transmit and process this type of information.

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative or mitigation measures. Any or all of these issues could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our reputation and our operating results.

In addition, through the Jive Apps Market our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal liability and negatively impact our future sales.

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

We have experienced significant growth in recent periods. For example, we grew from 159 employees at December 31, 2009 to 485 at September 30, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

Given the variety of global privacy and data protection regimes it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations, or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions and reduce the demand for our social business software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations which can impose significant risk of termination and financial penalties if we fail to comply.

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

Additionally, in May 2012 we launched “Try Jive”, a free 30-day trial of our cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using our platform with the strategy of making it more likely to drive viral adoption within each customer. If this new offering is not successful we may not achieve the revenue growth we anticipated, thereby potentially not recovering the investments we made in engineering, marketing and the expansion of our sales force, and our operating results could be adversely affected.

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

Failure to adequately expand and retain our direct sales force will impede our growth.

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

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, we are investing resources in building our indirect sales channel by establishing relationships with third parties to facilitate incremental sales and to implement and customize our platform. In addition, we are also establishing relationships with other third parties to develop integrations with compatible technology and content. These relationships may not result in additional customers or enable us to generate significant billings or revenues. Identifying partners as well as negotiating and documenting relationships with them requires significant time and resources. Our agreements for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues and billings could be impaired and our operating results would suffer. In particular, leveraging third party reseller and referral partner relationships is important to our strategy to expand our presence in the Latin America and Asia Pacific regions. If these relationships are not successful it could impede our growth in revenues and billings.

Our use of open source technology could impose limitations on our ability to commercialize our platform.

Our products contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain requirements that require attribution or that we make available source code for modifications or derivative works we create based upon the type of open source software we use. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public at no cost. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in an adverse impact upon our intellectual property rights and ability to commercialize our products.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results, and financial condition.

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

For example, on October 3, 2012, Bascom Research, LLC (“Bascom”) filed a complaint for patent infringement of U.S. Patent Numbers 7,111,232; 7,139,974; and 7,158,971 against us, among others, in the United States District Court for the Eastern District of Virginia. The complaint seeks damages and an injunction against certain features of our products. The court has not yet ruled on this action. Any litigation, whether or not resolved in our favor, could result in significant expense to us and divert the efforts of our management and technical personnel, which might adversely affect our business, operating results and financial condition.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., South America and Europe. In addition to our existing presence in the U.S., South America and Europe we are focusing on expanding our sales presence in the Asia Pacific region. Sales outside of the U.S. represented approximately 21% and 20% of our total revenues for 2011 and 2010, respectively, and 22% for the first nine months of 2012. As we continue to expand sales of our social business software platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

For example, on November 5, 2012 we entered into a definitive agreement to acquire Producteev LLC (“Producteev”), a cloud-based project and task management company. This transaction is expected to close in the fourth quarter of 2012, subject to customary closing conditions. Additionally, on November 5, 2012, we entered into and closed a definitive agreement to acquire Bitplay Inc. (also known as “Meetings.io”), a cloud-based real-time video, chat and screen sharing collaboration company.

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

Additionally, in August 2012, we added the position of President of Worldwide Field Operations, which will be responsible for all customer-facing functions, including sales, professional services and support. The consolidation, transition and onboarding process may be disruptive to our internal processes, our sales cycles, expansion into markets outside the United States and implementation of new professional services strategies.

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

Under the Jumpstart Our Business Startups Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not “emerging growth companies.”

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

When we cease to be an “emerging growth company,” we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31 of the earlier of the year we crease to be an “emerging growth company” or 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

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

As of September 30, 2012, we had used approximately $20.1 million of those proceeds for the repayment of indebtedness and $9.4 million for purchase of property and equipment, primarily to build out our co-located data center. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(1)

10.1	Change of Control and Retention Agreement between Jive Software, Inc. and Jay Larson dated August 13, 2012.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: November 7, 2012	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)