Form 10-K
period 2012-12-31
Jive Software, Inc.
filed 2013-02-25
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $430 million computed by reference to the last sales price ($20.99) as reported by the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2012).

The number of shares outstanding of the Registrant’s Common Stock as of February 22, 2013 was 65,804,851 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Stockholders’ Meeting are incorporated by reference into Part III.

JIVE SOFTWARE, INC.

2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

We were incorporated in Delaware in February 2001, with a mission to change the way that work gets done. We believe that our social business platform drives top line revenue and cost savings by unleashing creativity, driving innovation and improving productivity through increased engagement within the enterprise, as well as with customers and partners. We believe that, just as consumer social technologies have changed the way we live, social business technologies are evolving into an increasingly important business tool that is changing the way we work.

We provide a social business platform that we believe improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. We believe our platform is intuitive, easy to use, flexible and scalable, and can be provided as a public cloud service or as a private cloud solution. We are focused on unlocking the power of the enterprise social graph—the extended social network of an enterprise, encompassing relationships among its employees, customers and partners, as well as their interactions with people, content, and business information.

Organizations deploy our platform to improve strategic decision making and employee productivity, enhance revenue opportunities, lower operational costs and increase customer retention. Our customers use our platform across broad business use cases, such as strategic alignment, that involve all employees, as well as functional use cases that improve the results of specific business activities such as sales execution or customer service.

Our social business software has been recognized as a leading platform by industry analysts. Gartner has recognized us as a market leader in two distinct reports in the third quarter of 2012: the “Magic Quadrant for Social Software for the Workplace” and the “Magic Quadrant for Social Customer Relationship Management.”

We sell our platform primarily through a direct sales force both domestically and internationally. As of December 31, 2012, we had 800 enterprise Jive Platform customers. Some of our top new customers by annual contract value for the year ended December 31, 2012 include the Aetna, AIA Group, Cameron International Corporation, Chubb Insurance and PwC US.

Recent Developments

During the fourth quarter of 2012, we acquired Bitplay, Inc. (“Meetings.io”), a next-generation real-time communication platform, which allows people to seamlessly and simply chat or have face-to-face video conversations with anyone around the world via a web browser, and we also acquired Producteev LLC, a leader in cloud-based social task management with an existing global customer base. Using Producteev, individuals and teams can collaborate on tasks and manage work across a multitude of platforms in seconds – including desktops, email, instant messenger clients and mobile devices.

Our Industry

The Need for a New Way to Business

Modern businesses are weighed down by a simple reality: their most valuable employees spend the majority of their time processing email and searching for information and expertise. This reality was detailed in a recent report from the McKinsey Global Institute entitled The social economy: Unlocking value and productivity through social technologies. After examining business sectors representing almost 20 percent of global sales, they concluded “that between $900 billion and $1.3 trillion in value can be unlocked through the use of social technologies….” and that “two-thirds of the value creation opportunity afforded by social technologies lies in improving communications and collaboration within and across enterprises.”

We believe these findings underscore the necessity for a new generation of business technology. Many common enterprise technology platforms are based on business processes and software architectures that were originally designed in the 1980s and 1990s and thus are limited in their ability to leverage modern, Internet-based technologies and standards. Further, we believe, unlike consumer social networking applications, which are organized around people, most enterprise applications are architected to support rigid processes, transactions, and records. As a result of these data-centric architectures and legacy deployment models, we believe enterprises and their employees, customers and partners struggle to effectively communicate, collaborate, and adapt to changing business opportunities. We believe social business platforms have begun to augment and displace the functionality of, and capture budget historically set aside for, adjacent application areas, including content management, customer relationship management, marketing automation and enterprise portals.

Adoption of Social Business Platforms

Social business platforms have the potential to significantly improve how enterprises collaborate and share information with employees, customers and partners. We believe the deployment of social business platforms is becoming a mission critical initiative for business and IT executives. In the McKinsey report cited above, they explain:

“Social technologies have literally changed how millions of people live. People rely on their online social connections – often including friends and associates they have never met in person – for everything from advice on what movie to watch to positive reinforcement for behavior modification.

Businesses are changing their behaviors as well. In these few short years, social technology has evolved from simply another “new media” platform to an increasingly important business tool, with wide-ranging capabilities. Thousands of companies have found that social technologies can generate rich new forms of consumer insights — at lower cost and faster than conventional methods.

Companies are also enlisting social technology users to “crowdsource” product ideas and even to co-create new features. Social platforms have become a tool for managing procurement and logistics, allowing instant communication between different parties on B2B supply chains. Perhaps most intriguingly, companies are beginning to find that social technologies have enormous potential to raise the productivity of knowledge workers. Social technologies promise to extend the capabilities of such high-skill workers by streamlining communication and collaboration, lowering barriers between functional silos, and even redrawing the boundaries of the enterprise to bring in additional knowledge and expertise in extended networked enterprises.”

Requirements for Social Business Platforms

We believe that social business platforms need to incorporate the following key elements:

•	Uniform platform for the enterprise. Flexibility to address the entire business, individual departments, or specific use cases.

•

Internal and external communication. Enhance communication both inside and outside the enterprise and connect employees with customers and partners; engage customers in public communities and the social web.

•	Right content, right place, right time. Improve relevance of information delivered to each user and make content and people easily discoverable and accessible at the appropriate time.

•	Scalable and secure. Scale to meet the needs of the largest enterprises, while meeting increasingly complex security, compliance and regulatory requirements.

•	Seamless integration. Leverage information from disparate enterprise applications such as email content management and business systems of record delivered by multiple vendors.

•	Standards-based application framework. Enable the development of applications by enterprises and third-party developers to extend and integrate with the functionality of the social business platform.

•	Configurable and versatile. Simplify custom configuration for each individual business and offer a variety of features and functions via a unified platform.

•	Deployable in public or private cloud. Leverage the functional and cost advantages of being delivered via a public or private cloud deployment model.

•	Measurable. Measure the effectiveness of the platform in providing business value by tracking user activity, analyzing community metrics, and tying an action to a specific outcome.

Our Solution

We deliver a social business platform that features the innovation, creativity and ease of use found in consumer applications combined with the security, flexibility and scalability necessary for enterprise deployment.

Key Elements

•

Unified social platform for the enterprise. We offer an enterprise-class social platform, purpose-built to enable our customers to manage workplace communication and collaboration. Our solution can be deployed across all employees, functional departments and business units.

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

•

Measuring business value. We enable customers to identify the impact of our platform on a particular business outcome. This includes identifying relevant user metrics, success rates and positive trends across the business.

•

Integration with existing enterprise applications. Our platform integrates with legacy IT infrastructure and a broad range of existing enterprise applications — including email, content management, customer relationship management, marketing automation, product development, eCommerce and instant messaging — and enables access from mobile devices, browsers, desktop applications, collaboration applications and consumer social platforms.

•

Enterprise applications market built on open standards. We enable customers and third parties to develop applications that leverage our platform through our Jive Apps Market, built on the industry standard OpenSocial specifications. Users can easily find, purchase and install applications tailored to meet specific business needs in a variety of industries and business functions, enabling further innovation and functionality on our platform. Developers can leverage the enterprise social graph to make applications more social and broaden their reach.

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

Our Strategy

Our goal is to extend our industry leadership in social business platforms. The principal elements of our strategy include:

•

Grow our customer base. In order to grow our customer base, we are investing heavily in our direct sales efforts. In particular, we intend to significantly invest in our sales organization in the United States, Europe, South America and Asia. Additionally, we plan to grow our indirect distribution efforts by increasing our network of channel partners. We have recently begun selling a new cloud-based offering initially targeted at making it easier for departments within a larger organization to get started using Jive and ultimately drive viral adoption within the larger organization.

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

•

Innovate and extend our technology and product leadership. We intend to expand our current platform and extend our product leadership by developing and acquiring innovative technologies and products, and leveraging the innovation of our partners in the Jive Apps Market. For example, in the third quarter of 2012 we introduced an update to our platform with the release of Jive 6.0, which includes new features such as custom attention streams, enhanced APIs, Jive Anywhere, super search, and consolidated inbox notifications, enabling a more comprehensive social experience.

•

Develop the Jive ecosystem. We intend to continue to develop the Jive ecosystem by enabling customers and other third parties to create applications that integrate with our platform. We further intend to increase the number of our Jive Alliance Partners that provide strategic advisory, business transformation and customization services for our solutions. For example, in the fourth quarter of 2012, we entered into a partnership with the consultancy, PwC US, which will pair our social business platform with PwC’s consulting services in order to help our customers implement and realize the benefits of our platform.

Our Platform

Our flagship product, the Jive Platform, offers industry-leading social business capabilities that enable employee, customer and partner engagement on a unified platform. The core platform can be expanded by adding optional modules, including Jive Present, Gamification, Ideation, Mobile, Video, and connectors into existing enterprise systems and applications. Our platform can also be extended to include cloud and customer-built applications through the Jive Apps Market. All of this activity and content is aggregated and presented to users via the Jive What Matters layer.

The Jive Platform

The Jive Platform serves two types of communities:

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

Core Platform Capabilities and Features

Our social business platform includes the following capabilities and features:

•

Social networking capability. The Jive Platform enables rich social profiles, visual enterprise directories, connections and expertise identification. Users can easily find, follow and access both people and data through structured spaces, including public and private social groups and projects. This provides users with up to the minute access to relevant and critical information.

•

Comprehensive communication environment. Our platform enables blogging, microblogging, discussions, real time chat and video conversations and direct messaging and aggregates these familiar methods of social communications into a social inbox to allow users to find relevant information quickly and easily.

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

•

External groups. Our platform enables an enterprise to expand its operating ecosystem, bringing discussions and questions in external communities back into the enterprise and allows internal users to create an external group for secure, private, ad-hoc collaboration with non-employees.

•

Security. Our platform allows customers to control access to specific content and groups. In addition, it is designed to take advantage of and integrate with existing security and authentication systems.

•

Connections to enterprise systems. Our platform can integrate with numerous enterprise systems such as customer relationship management, enterprise resource planning, software configuration management, or product lifecycle management systems, via our application programming interfaces, or APIs.

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

Jive Apps Market

The Jive Apps Market provides a secure market of business applications that are integrated to and accessed from within the Jive Platform. Built on the industry standards established by the OpenSocial Foundation, the Jive Apps Market enables customers and third parties to develop applications that provide access to existing enterprise applications and provides a secure way of deploying popular cloud-based applications. Developers can leverage the enterprise social graph to make applications more social and to broaden their reach. These applications can be easily found, purchased and installed by end-users, and allow our platform to be further extended and tailored to meet specific business needs in a variety of industries and business functions.

Jive Anywhere

Jive Anywhere enables users to import any content into the Jive Platform that can be viewed on a web browser. This application automatically connects conversation, content, and context within a user’s Jive network with any website or web application. Jive Anywhere helps users avoid complicated point-to-point integrations between their collaborative platform and other enterprise systems and websites by making it easy to discuss and share content with one click.

Platform Modules

Jive offers additional functionality in modules built to integrate with the Jive Platform.

Enterprise Integrations. Jive provides several pre-built integrations with common content management applications, communication systems and systems of record, including the following:

•

Microsoft Outlook. Enables users to interact with our platform from the familiar interface of Microsoft Outlook. Users can see activity streams and social profiles, comment on documents and blog posts, and create status updates and discussions, from within Microsoft Outlook. Users can also turn email threads into discussions and post email attachments directly to our platform. Users can use the search feature to include people, emails, appointments, and attachments from Microsoft Outlook, as well as documents and discussions from the Jive Platform.

•

Microsoft Office. Users can collaborate on Microsoft Office documents, including simultaneously co-authoring across different Microsoft Office versions, publishing content directly to our platform and participating in document discussions from directly within Microsoft Word, PowerPoint or Excel.

•

Content management systems. Content management systems, such as Microsoft SharePoint, can be integrated into our platform so that content can be shared across our platform and these systems. Users can search our platform and content management systems simultaneously and can access our social capabilities from within these systems.

•	Enterprise IM. Enterprise instant messaging systems, such as Microsoft Lync, can be integrated into our platform.

Jive Present. Jive Present enables sales teams to have the most up-to-date sales content at their fingertips on demand. Jive Present turns iPads into high-impact sales presentation tools, which are kept up to date by content provided directly by our platform. We believe that with Jive Present, a sales team can have the collateral, product information and customer intelligence needed to close deals quickly.

Advanced Gamification. We include base game mechanics as a standard feature. Our Advanced Gamification Module expands on these core features to deliver a more personalized, highly targeted experience. Advanced Gamification makes it easier to create custom missions and competitions to kickstart user participation and drive user behavior, such as encouraging sales reps to complete training or customer service agents to answer customer questions in a timely fashion.

Ideation. Our Ideation module involves employees, customers and partners in the process of capturing, refining and prioritizing innovative ideas. Once an idea is submitted, users can vote it up or down, and discuss ways to improve the idea. Those managing the ideation process can categorize ideas to keep participants up-to-date of progress.

Mobile. Our Mobile module enables users in both internal and external communities to access our platform from mobile devices. Users can search for people and content, participate in discussions and post status updates remotely. Because Jive Mobile is built on mobile standards such as HTML5, it is accessible on any Internet connected mobile device, including on mobile platforms such as Apple iOS, Google Android and Blackberry OS. The mobile interface can also be themed to reflect a company’s brand, ensuring a consistent brand experience. Additionally, Jive provides native mobile applications for iPhones, iPads, and Android devices.

Video. The Jive Platform includes the ability to embed videos in different content types and to create a secure video storage, management and streaming service as part of an internal or external community.

Professional Services and Customer Support

Our professional services team provides a range of offerings including strategy consulting, project management, technical expertise, and education and training. Our team leads the design, implementation and launch of the Jive platform and seeks to ensure that our solution meets the design and implementation parameters established by our customers with clearly measurable business benefits. We also provide post-launch support and on-going assistance to encourage and facilitate adoption within the enterprise.

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

Our support team is staffed with experienced support specialists and engineers and has experience with the software systems with which our products integrate. We engage in regular training and certification processes as new products and technologies are introduced.

Our basic deployment includes silver level support. Our customers may contract for increased levels of support, which provides for higher required service levels for response times as well as additional support services.

Technology and Operations

Our platform drives business value for enterprises by bringing communication paradigms revolutionizing the consumer space into the workplace. We combine our intuitive and engaging user experience with capabilities necessary to meet the security, customization and integration needs of the enterprise corporate environment. Together, this drives substantial gains in key metrics of productivity, efficiency, quality and customer satisfaction. Our solutions leverage proven features of social media as well as in-house innovations to address the unique needs of today’s enterprises.

Our product portfolio brings the Jive experience to a broad set of platforms and applications and is designed to bring powerful communication capabilities and valuable context to users, regardless of where or how they are working. Our platform can be accessed from mobile phones, tablets, and desktop computers; as a browser, Microsoft Office, or SharePoint plugin; and through a rich set of REST, JavaScript, and Objective C APIs. System integrators, third-party vendors and customers alike leverage our APIs to extend, customize, and integrate with our platform.

Our core application is written primarily in Java and is designed to run on both public and private cloud deployments. It runs on the Linux operating system and is compatible with Microsoft SQL Server, MySQL, Oracle and PostgreSQL. In our public cloud, we are developing and porting an increasing portion of our offerings to multi-tenant architectures, many of which build upon the Hadoop family of technologies. Through connectivity to our cloud, private cloud deployments can also access such functionality, which includes Jive What Matters, the Jive Apps Market, and mobile. The Jive Platform integrates with existing enterprise systems and can be extended with new functionality through the utilization of a broad set of APIs. These APIs enable Jive Connects and the Jive Apps Market, and facilitate the building of custom integrations to our platform.

Our social business platform is provided through the public cloud or on-premise in a private cloud and leverages the same code base regardless of how it is deployed; however release schedules for Jive Cloud and our public cloud offering occur prior to release for our private cloud offering. In both our public cloud and private cloud deployments, our customers can customize our platform to meet their enterprise requirements for branding and security, through customer-specific domain names, SSL encryption and other mechanisms.

We host our public cloud platform for hundreds of our customers and millions of end-users. We work with large datacenter vendors to provide the international foundation of our social business platform. Our enterprise-class hardware platform provides high levels of performance, flexibility and security. We currently utilize multiple international data facilities located in North America and Europe, and we plan to add a data center in Asia in 2013. Each facility offers multiple network providers, as well as services to help ensure reliability, redundancy and performance. Through our partnership with SunGard Disaster Recovery Services, we maintain and operate additional facilities in geographically diverse locations for offsite backup storage and disaster recovery.

We are well on our way to completing our migration from the SunGard operating environment to co-located facilities managed by our internal network operations team. We expect to complete this migration in 2013. In connection with this migration, we have also developed technology that enables us to automate the process of deploying and upgrading customer environments. We continue to make significant investments in our hosting infrastructure to improve efficiency, performance, security and to increase our ability to scale our hosting environment. Our architecture and security team is based in our Palo Alto, California headquarters, and our network operations center and deployment teams are based in Portland, Oregon and London, U.K.

Sales and Marketing

We sell our platform primarily through our global direct sales organization. Our direct sales team is comprised of inside sales and field sales personnel who are organized by geographic regions, including North America, South America, Europe, and Asia Pacific. We also work with channel partners, including resellers, leading global outsourcing vendors and system integrators. As of December 31, 2012, we had 154 employees in sales and marketing and we had over 100 Jive Alliance Partners distributing our platform worldwide, such as our alliance with the consultancy, PwC US.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target company executives, senior business leaders and technology professionals. Our principal marketing programs include:

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

Customers

We generally sell our platform and related services through our global sales organization directly to businesses, government agencies and other enterprises. As of December 31, 2012, we had 800 Jive Platform customers in diverse industries, including consulting services, education, financial services, healthcare, life sciences, manufacturing, retail, telecommunications and technology. No individual customer represented more than 10% of our total revenues in 2012, 2011 or 2010.

The following table sets forth a representative list of our largest customers by industry category:

Financial Services	Healthcare	Retail
AIA E*TRADE Financial Corporation Fidelity Liberty Mutual Scotiabank	Aetna Allscripts Cerner Kaiser Permanente United Health Group	Avon Givaudan AG Starbucks Yum! Brands Ricoh Americas Corp

Technology	Telecommunications
Hewlett-Packard Hitachi Data Systems McAfee NetApp SAP AG	Alcatel-Lucent Motorola Solutions Sprint T-Mobile Verizon

Research and Development

We center much of our product development on the needs of our customers. We work closely with our user community to continually improve and enhance our platform through organic development and the acquisition of new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. Our Jive Community allows customers to suggest, collaborate on and vote on new features and functionality. This input is utilized in many of our development plans and provides valuable customer insight that we use to establish the priorities of our engineering team. We also incorporate feedback from our employees, all of whom use our products daily and test alpha versions before each major release.

We also focus our research and development efforts on rapidly delivering new products and upgrades of our existing products to our customers. We leverage open source technology wherever appropriate and contribute many of the improvements we make back to the community. We maintain healthy code and adhere to sound engineering practices to ensure a fast pace of development. We have teams dedicated to developing and testing innovative new products and users experiences, advancing our core architecture and improving the speed and completeness of our automated continuous integration pipeline.

As of December 31, 2012, we had 181 employees in research and development.

Competition

The overall market for social business platform solutions is rapidly evolving and highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft and IBM, enterprise software application providers which are adding social features to their existing applications, such as salesforce.com, inc., and smaller specialized software vendors. Our primary competition currently comes from established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. Additionally, we compete with smaller companies who may adapt better to changing conditions in the market.

We expect that the competitive landscape will change as the market for social business platforms consolidates and matures.

We believe the principal competitive factors in our market include the following:

•	total cost of ownership;

•	breadth and depth of product functionality;

•	brand awareness and reputation;

•	ease of deployment and use of solutions;

•	level of customization, configurability, security, scalability and reliability of solutions;

•	ability to innovate and respond to customer needs rapidly;

•	perceived return on investment through the use of social technologies;

•	size of customer base and level of user adoption; and

•	ability to integrate with legacy enterprise infrastructures and third-party applications.

We believe that we compete favorably on the basis of these factors. Notwithstanding the fact that some of our competitors offer the basic versions of their products for free or as low-cost additions to other software suites, we have demonstrated that customers are willing to pay for the business value that our platform delivers. Our ability to remain competitive will depend, to a great extent, upon our ongoing performance in the areas of product development and customer support.

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name reservations to protect our intellectual property. We have only recently begun to implement a strategy to seek patent protections for our technology and processes. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. As of December 31, 2012, we had eight pending U.S. patent applications.

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

Employees

As of December 31, 2012, we had 527 regular full-time employees, including 31 in hosting, 50 in support, 54 in professional services, 181 in research and development, 154 in sales and marketing and 57 in general and administrative roles. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Backlog

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Key Metrics” for information regarding our backlog.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also make available, free of charge on our website at www.jivesoftware.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (646) 277-1251.

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

Social business software for enterprises remains at an early stage of technological and market development and the extent to which social business software will become widely adopted remains uncertain. It is difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market or the entry of competitive solutions. Any expansion of the social business software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with social business software. If social business software does not achieve widespread adoption, or there is a reduction in demand for social business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, are customers of our competitors, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

In May 2012, we launched “Try Jive,” a free 30-day trial of our cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using our platform with the strategy of making it more likely to drive viral adoption within each customer. If this new offering is not successful, we may not achieve the revenue growth we anticipated, thereby potentially not recovering the investments we made in engineering, marketing and the expansion of our sales force, and our operating results could be adversely affected.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding social collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings may be adversely impacted. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to deploy our platform in the public cloud. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the upfront expenses associated with our sales and implementation efforts. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by future incremental revenues and cash flow.

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

Additionally, our quarterly sales cycles are frequently more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks of the quarter. If this trend continues or becomes more exaggerated, it could negatively impact the timing of recognized revenues, cash collections and delivery of professional services in subsequent periods. Furthermore, the concentration of contract negotiations in the last few weeks of the quarter could require us to hire additional sales, legal and finance employees.

Our transition from third-party hosted data centers for our public cloud customers to our own managed facilities is expensive and complex, and could result in inefficiencies or operational failure and increased risk.

Our transition from data centers managed by a third-party service provider to co-located facilities managed by our internal hosting operations team is complex, could result in operational inefficiencies or operational failures, and will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. In this regard, we anticipate making capital expenditures of approximately $10 million to $12 million in 2013 for purchases of hosting equipment as well as for additional hosting services. If it takes longer than we expect to complete this transition, there may be a negative impact on our operating results, particularly if the scope of the project grows and we deploy additional resources and hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

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

We generally recognize revenues from customers ratably over the term of their agreements, which range from 12 to 36 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters or years. Consequently, a decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenues results for that quarter. Such declines, however, would negatively affect our revenues in future periods and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In some instances, our customers choose to pre-pay the entire term of their multi-year subscriptions up front. As a result, billings can fluctuate significantly from quarter to quarter.

The market for social business software is in its early stages of development and intensely competitive, and if we do not compete effectively, our business would be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to enterprise customers. To the extent that Microsoft is successful in combining these acquired social networking capabilities with their existing products, we could experience increased competition, which could adversely affect our billings, revenues and margins.

Several early stage private social business software companies have obtained significant financing, which could enable these competitors to offer products at lower prices or at no cost, execute deeper and broader marketing programs, expand their product offerings and functionality in a rapid manner and significantly increase the size of their sales force; all of which could adversely affect our billings, revenues and margins.

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

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	purchases of new equipment and bandwidth in connection with planned data center expansion;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from ongoing or future state and local sales tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., South America and Europe. In addition to our existing presence in the U.S., South America and Europe, we are expanding our sales presence in the Asia Pacific region. Sales outside of the U.S. represented approximately 23%, 21% and 21% of our total revenues for 2012, 2011 and 2010, respectively. As we continue to expand sales of our social business platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, sales collateral and legal agreements, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	regional data privacy laws that apply to the processing of personal information, particularly those focused on the transmission of our customers’ data across international borders;

•	ability to provide local hosting, consulting and support services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	regional economic and political conditions; and

•	security concerns such as civil or military unrest and terrorist activities.

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

We have incurred losses in each of the last five years, including a net loss of $47.4 million in 2012 and a net loss of $50.8 million in 2011. At December 31, 2012, we had an accumulated deficit of $152.2 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we are in the process of transitioning our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required and will continue to require significant up front capital expenditures and these costs and expenses may exceed the rate which realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in recent periods, you should not consider our recent revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform and obtain support from multiple departments within larger enterprises. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, and operational support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

Additionally, we are still in the process of transitioning our hosting services to internally managed hosting facilities in both the United States and Europe. Approximately 90% of our hosted customers in the United States and 55% of our European hosted customers are operating within our own data centers. These facilities are subject to similar risks as those existing in our SunGard facilities as well as other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

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

In the future, we may need to expand our hosting operations at a more rapid pace than we have in the past, spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and infrastructure to handle increased customer demand and introduce new solutions. For example, if we secure a large customer or a group of customers which require significant amounts of bandwidth, storage or computing power to enable their community, we may need to increase bandwidth, storage, server deployments, electrical power or other elements of our hosting operations and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. In addition, our sales expansion strategies in Asia and Latin America may require us to set up or partner with hosting providers in those regions, and we may have to spend substantial amounts to purchase or lease new data centers and equipment. Any such expansion could be expensive and complex and result in inefficiencies or operational failures and could reduce our margins.

If our security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our hosting operations involve the storage and transmission of customer data. We use certain third-party vendors to assist in these operations, including back-up storage for customer data and onsite management of our hosting infrastructure. Security breaches or unauthorized access to customer data that we host could result in the misuse or loss of this information, litigation, indemnity obligations, regulatory fines and penalties and other liabilities.

Many of our customer and partner contracts provide that we assume full responsibility and will indemnify our customers for data privacy or security breaches or unauthorized access of customer data. If such a breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential customers.

While we and our vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. This could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

Our hosting, support and professional services personnel sometimes must access customer communities to fulfill our contractual obligations to provide these services to our customers. This access may result in exposure to confidential customer data that is stored within our platform. If our personnel or our software systems were to permit unauthorized loss or access to this customer data by a third party, our reputation could be damaged and we could incur significant liability.

Additionally, while our platform is not intended for the transmission or storage of sensitive health, personal account or financial information and we contractually prohibit our customers from doing so, neither we nor our suppliers monitor or review the content that our customers upload and store within their communities. Therefore, we have no direct control over the substance or use of the content within our hosted communities. If customers use our platform for the transmission or storage of sensitive health, personal account or financial information and our security measures are breached our reputation could be damaged, our business may suffer and we could incur significant liability as many domestic and international laws place a higher burden of care on organizations that transmit and process this type of information.

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

In addition, through the Jive Apps Market and our add-on modules our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit sales of our platform.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control and deletion of personal information. In the United States, these include, without limitation, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act (HIPAA) of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we and our customers must comply. Many of these obligations are frequently updated and require ongoing supervision. These include the Data Protection Directive established in the European Union, the Federal Data Protection Act recently passed in Germany and the European Directive 2002/58/EC (commonly known as the “EU Cookie Law”) and the Personal Data Protection Ordinance recently promulgated in Hong Kong.

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

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

We have experienced rapid growth in recent periods. If we fail to manage such growth and our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced significant growth in recent periods. For example, we grew from 159 employees at December 31, 2009 to 527 at December 31, 2012. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Several other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997.

Given the variety of global privacy and data protection regimes, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions, require implementation of additional technological safeguards and reduce the demand for our social business software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations which can impose significant risk of termination and financial penalties if we fail to comply.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new social business software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing social business software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

In the second quarter of 2011, we launched our Jive Apps Market. The success of the Jive Apps Market depends, in part, on the willingness of third-party developers to build applications that are complementary to our platform. The Jive Apps Market, as well as other future initiatives, may present new and difficult technology challenges and end-users may choose not to adopt our new solutions, which would harm our operating results. Additionally, the Jive Apps Market includes applications that are built by third-party application developers. This may subject us to additional risks, including the risk that such applications, in particular those developed by smaller, independent developers, cause harm to our reputation and subject us to liability due to, for example, quality issues, the lack of sufficient security within the application, infringement of third-party intellectual property and the introduction of viruses, any of which could harm our business.

Additionally, in May 2012 we launched “Try Jive,” a free 30-day trial of our cloud-based offering targeted at making it easier for departments within a larger organization to try our platform. The goal of this cloud-based offering is to make it easy for customers to get started using our platform with the strategy of making it more likely to drive viral adoption within each customer. If this new offering is not successful we may not achieve the revenue growth we anticipated, thereby potentially not recovering the investments we made in engineering, marketing and the expansion of our sales force, and our operating results could be adversely affected.

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

Our business depends on our ability to satisfy our customers and meet our customers’ business needs. If a customer is not satisfied with the type of solutions and professional services we or our partners deliver, we could incur additional costs to remedy the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to obtain additional services from that customer or our ability to renew that customer’s subscription in subsequent periods. If we are not able to accurately estimate the cost of services requested by the customer, it might result in providing services on a discounted basis or free of charge until customer satisfaction is achieved. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers. Further, we have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenues and cash flow if the customer defaults and fails to pay amounts owed, which could have a negative impact on our financial condition and operating results.

Additionally, large enterprises may request or require customized features and functions unique to their particular business processes. If prospective large customers require customized features or functions that we do not offer, then the market for our platform will be more limited and our business could suffer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our platform, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms or fail to purchase additional features. If any of these were to occur, our revenues and billings may decline and we may not realize significantly improved operating results.

We might experience significant errors or security flaws in our platform.

Despite testing prior to their release, software products frequently contain undetected errors, defects or security vulnerabilities, especially when initially introduced or when new versions are released. Errors in our platform could affect the ability of our platform to work with other hardware or software products, impact functionality and delay the development or release of new solutions or new versions of solutions and adversely affect market acceptance of our platform. The detection and correction of any bugs or security flaws can be time consuming and costly. Some errors in our platform and related solutions may only be discovered after installation and use by customers. Any errors, defects or security vulnerabilities discovered after commercial release or contained in custom implementations could result in loss of revenues or delay in revenue recognition, loss of customers or increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Our platform has contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, data security breaches, data loss or corruption or other harm to our customers. Undiscovered vulnerabilities in our platform could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our solutions, result in unauthorized access to customer data, or fraudulently induce individuals to provide their log-in credentials. Actual or perceived security vulnerabilities in our platform could result in contractual or regulatory liability, harm our reputation and lead some customers to cancel subscriptions, reduce or delay future purchases or use competitive solutions.

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

Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, we are investing resources in building our indirect sales channel by establishing relationships with third parties to facilitate incremental sales and to implement and customize our platform. In addition, we are also establishing relationships with other third parties to develop integrations with compatible technology and content. These relationships may not result in additional customers or enable us to generate significant billings or revenues. Identifying partners as well as negotiating and documenting relationships with them requires significant time and resources. Our agreements for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues and billings could be impaired and our operating results would suffer. In particular, leveraging third-party reseller and referral partner relationships is important to our strategy to expand our presence in the Latin America and Asia Pacific regions. If these relationships are not successful it could impede our growth in revenues and billings.

Our use of open source technology could impose limitations on our ability to commercialize our platform.

Our products contain software modules licensed to us by third-party authors under “open source” licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source licenses contain provisions that require attribution or that we make available source code for modifications or derivative works we create based upon the type of open source software used. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public at no cost. This would allow our competitors to create similar products with lower development effort and time and ultimately could result in an adverse impact upon our intellectual property rights and ability to commercialize our products.

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by United States courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

We, or our customers, may be sued by third parties for alleged infringement of their proprietary rights.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties. Companies in this industry are often required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed and may claim that we infringe upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we, or our customers, may be the subject of claims that our platform and underlying technology infringe or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners which could expose us to significant legal and financial liability. We expect that the occurrence of infringement claims is likely to grow as the market for social business software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

For example, on October 3, 2012, Bascom Research, LLC filed a complaint for patent infringement of U.S. Patent Numbers 7,111,232; 7,139,974; and 7,158,971 against us, among others, in the United States District Court for the Eastern District of Virginia. The complaint seeks unspecified damages and an injunction against certain features of our products. The suit has been moved to the Northern District of California and is still pending.

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

Additionally, in the United States, the central provisions of the Leahy-Smith America Invents Act (AIA) become effective on March 16, 2013. Among other things, this law will switch U.S. patent rights from the present “first-to-invent” system to a “first inventor-to-file” system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have the resources to file more patent applications.

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

Throughout fiscal 2011 and 2012, we completed four acquisitions and may in the future acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	the inability to generate sufficient revenues to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality standards consistent with our brand;

•	difficulty in incorporating new people;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement additional controls, procedures and policies;

•	challenges caused by distance, language and cultural differences;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business;

•	the inability to recognize acquired revenues in accordance with our revenue recognition policies, and the loss of acquired deferred revenue; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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

Our corporate headquarters are located in Palo Alto, California, a high portion of our technology and services personnel are located in our Portland, Oregon office, and we are in the process of transitioning our United States data centers to a co-located facility located along the west coast of the United States. The West Coast, and California in particular, are active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In the event of a major earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyber attack, war or terrorist attack, we may be unable to continue our corporate operations and may endure system interruptions, reputational harm, loss of intellectual property, contractual and financial liabilities, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future operating results.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, we are currently under a federal tax examination for the tax years ending December 31, 2011 and 2010. We do not anticipate the examinations will have a significant financial impact. At December 31, 2012, we were not under exam in any other jurisdictions.

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

Additionally, in August 2012, we added the position of President of Worldwide Field Operations, which is be responsible for all customer-facing functions, including sales, professional services and support. The consolidation, transition and onboarding process may be disruptive to our internal processes, our sales cycles, expansion into markets outside the United States and implementation of new professional services strategies.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and growing customer base.

Our future success will depend on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry and in the San Francisco Bay Area especially, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions include but are not limited to not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

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

We will cease to be an “emerging growth company” upon the earliest of (i) the first fiscal year following the fifth anniversary of our initial public offering, (ii) the first fiscal year after our annual gross revenues are $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed to be a “large accelerated filer” as defined in the Exchange Act, at which point the burdens of being a public company will be increased.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

When we cease to be an “emerging growth company,” we will be required, pursuant to the Exchange Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of December 31 of the earlier of the year we cease to be an “emerging growth company” or 2016. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management’s assessment of our internal controls.

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

Risk Related to Ownership of our Common Stock

The market price of our common stock is likely to be volatile and could subject us to litigation.

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the market price of our common stock include:

•	variations in our billings, renewal rates, operating results, cash flow, loss per share and how these results compare to analyst expectations;

•	the net increase in the number of customers acquired, either independently or as compared with published expectations of analysts that cover us;

•	forward looking guidance on revenues, cash flows and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our public cloud service;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

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

•

the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend the provisions of our amended and restated certificate of incorporation relating to the issuance of preferred stock and management of our business or our amended and restated bylaws, which may inhibit the ability of an acquiror to affect such amendments to facilitate an unsolicited takeover attempt;

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

We lease office facilities in California, Oregon, Colorado and Israel. The facility lease for our headquarters in Palo Alto, California, where we lease approximately 18,500 square feet, expires in September 2018, the lease for the office space in Oregon, where we lease approximately 37,700 square feet, expires September 2018, our Colorado lease expires March 2016 and our Israel lease expires September 2017. We also have leases for data center facilities in Arizona and the Netherlands, which expire in December 2016 and October 2015, respectively. Additionally, we currently occupy a number of sales and service offices in New York, Pennsylvania, Germany and the United Kingdom. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 14 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Payment Obligations” for information regarding our lease obligations.

ITEM 3.	LEGAL PROCEEDINGS

On October 3, 2012, Bascom Research, LLC filed a complaint for patent infringement of U.S. Pat. Nos. 7,111,232; 7,139,974; and 7,158,971 against us, among others, in the United States District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. The complaint seeks damages and an injunction against certain features of our products. The suit has been moved to the Northern District of California and is still pending. We intend to vigorously defend against these claims and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

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

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

Our common stock, $0.0001 par value, began trading on the NASDAQ Global Select Market on December 13, 2011, where its prices are quoted under the symbol “JIVE.” As of February 22, 2013 there were 115 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the reported high and low closing sales prices of our common stock for the fourth quarter of 2011 from the date of our initial public offering, December 13, 2011, through December 31, 2012 as regularly quoted on the NASDAQ Global Select Market:

2012	High	Low
Quarter 1	$27.16	$14.34
Quarter 2	27.52	14.74
Quarter 3	21.38	13.82
Quarter 4	15.50	11.14

2011
Quarter 4	$16.86	$15.00

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to applicable laws and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant. In addition, our revolving loan and term loan facility with Silicon Valley Bank restricts our ability to pay dividends by requiring the written consent of Silicon Valley Bank to pay cash dividends to our stockholders.

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

As of December 31, 2012, we had used approximately $21.7 million of those proceeds for the repayment of indebtedness, $10.6 million for purchase of property and equipment, primarily to build out our co-located data center, and $7.6 million in aggregate for the acquisitions of Producteev LLC and Meetings.io. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

Securities Authorized for Issuance

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Unregistered Sales of Equity Securities

On November 5, 2012, our Board of Directors approved the issuance of 460,000 shares of our common stock to stockholders of Meetings.io along with an aggregate payment $0.6 million in cash to stockholders of Meetings.io, in exchange for all of the outstanding shares of Meetings.io.

The shares of our common stock issued in exchange for Meetings.io were not registered under the Securities Act of 1933 and are restricted securities. We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance.

The persons who acquired these securities were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. Any certificates representing the shares of common stock will bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration. No commissions were paid in connection with the issuance.

For further discussion regarding the acquisition of Meetings.io refer to Note 3 of Notes to Consolidated Financial Statements included in this Form 10-K.

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

		Indexed Returns
Company/Index	Base Period 12/13/11	Year Ended 12/31/11	Year Ended 12/31/12
Jive Software, Inc.	$100.00	$106.31	$96.54
NASDAQ Composite	100.00	101.00	117.06
Nasdaq Computer & Data Processing Index	100.00	100.12	112.61

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2012, 2011 and 2010, and the selected consolidated balance sheet data as of December 31, 2012 and 2011 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2009 and 2008 and the consolidated balance sheet data as of December 31, 2010, 2009 and 2008 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data
Revenues:
Products	$100,040	$65,265	$37,827	$24,319	$13,270
Professional services	13,626	12,020	8,441	5,675	3,662

Total revenues	113,666	77,285	46,268	29,994	16,932
Cost of revenues:
Products	30,240	21,689	9,870	4,133	2,827
Professional services	14,625	12,596	9,836	5,467	4,876

Total cost of revenues	44,865	34,285	19,706	9,600	7,703

Gross profit	68,801	43,000	26,562	20,394	9,229
Operating expenses:
Research and development	39,190	31,095	18,278	8,047	6,345
Sales and marketing	60,235	44,794	28,592	14,057	12,423
General and administrative	16,444	12,795	6,746	2,905	1,777

Total operating expenses	115,869	88,684	53,616	25,009	20,545

Loss from operations(1)	(47,068)	(45,684)	(27,054)	(4,615)	(11,316)
Total other expense, net(2)	(339)	(8,883)	(495)	(223)	(4)

Loss before income taxes	(47,407)	(54,567)	(27,549)	(4,838)	(11,320)
Provision for (benefit from) income taxes(3)	28	(3,763)	91	(52)	—

Net loss	$(47,435)	$(50,804)	$(27,640)	$(4,786)	$(11,320)

Basic and diluted net loss per common share	$(0.76)	$(1.95)	$(1.25)	$(0.23)	$(0.55)

Shares used in per share calculations	62,614	26,071	22,096	20,533	20,465

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Cost of revenues	$2,035	$544	$158	$85	$53
Research and development	6,250	2,644	528	112	134
Sales and marketing	4,970	3,918	823	257	177
General and administrative	4,954	3,316	1,895	145	69

Total stock-based compensation	$18,209	$10,422	$3,404	$599	$433

(2)	Non-cash expense recorded in other expense, net included $7.2 million and $0.2 million, respectively, in 2011 and 2010 related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we did not incur charges related to this warrant in 2012 and will not incur such charges in future periods.
(3)	Benefits from income taxes in 2012 and 2011 include tax benefits of $0.3 million and $3.9 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of Meetings.io, Producteev and OffiSync. See Note 11 of Notes to Consolidated Financial Statements.

	December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data
Cash and cash equivalents	$48,955	$180,649	$43,348	$22,078	$9,520
Working capital (deficit)	93,376	135,557	14,055	3,677	(2,961)
Total assets	282,280	258,342	77,540	34,122	16,776
Preferred stock warrants	—	—	264	—	—
Long-term obligations excluding deferred revenue	8,938	10,532	4,185	1,674	2,452
Redeemable and convertible preferred stock	—	—	57,561	27,633	15,381
Total stockholders’ equity (deficit)	129,858	150,719	(50,035)	(27,816)	(23,119)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide a social business platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform license fees as well as from professional service fees for configuration, implementation and training.

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 65.8% of our Jive Social Business Platform revenues in 2012. As the market for social business software within the enterprise continues to grow, we expect revenues from internally focused communities to continue to be higher than revenues generated from externally focused communities.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, one of our public cloud services that is on a quarterly release cycle and is a non-customizable version of our platform. Additionally, in May 2012, we released Try Jive, a 30-day free trial version of the Jive Cloud offering. Try Jive is a sales enablement tool, targeted at departments within larger organizations with the intent of driving viral adoption organically within the enterprise. In 2012, product revenues from all public cloud deployments, including Jive Cloud, represented 62.8% of total product revenues. With the release of Jive Cloud and Try Jive, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 77.4% of total revenues in 2012. We are continuing to focus on expanding our sales headcount and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In response to our growing customer base outside of the United States, as well as the increase in public cloud deployments, we opened an internally managed data center in the Netherlands in 2012. Additionally, we plan to continue our investment in our hosting infrastructure by opening another internally managed data center in Asia in 2013 as we continue to focus on international expansion in the region.

During 2012, we acquired two businesses to enhance and strengthen our platform. On November 21, 2012, we acquired all of the outstanding shares of Producteev LLC, or Producteev, a cloud-based project and task management company. The total purchase consideration of $7 million was comprised entirely of cash. On November 5, 2012, we also acquired all of the outstanding shares of Meetings.io, a cloud-based real-time video, chat and screen sharing collaboration company. The total purchase consideration of $3.0 million was comprised of $0.6 million in cash and 211,936 shares of our common stock with a fair value on November 5, 2012 of $2.4 million. We also issued 248,064 shares of common stock subject to repurchase to certain Meetings.io employees which vest over a three-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $2.8 million, which is being recognized as stock-based compensation over the three-year vesting period.

Also in the fourth quarter of 2012, we entered into a partnership with the consultancy, PwC US, which will pair our social business platform with PwC’s consulting services in order to help our customers implement and realize the benefits of our platform. We expect to continue to invest in partnership programs and other indirect sales channels in order to continue to grow our customer base.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity has historically resulted in the value of invoices that we generate in the fourth quarter increasing in proportion to our billings in the other three quarters of our fiscal year. We expect this trend to continue in 2013 and in future years.

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review billings, a non-GAAP measure, and the number of Jive Social Business Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Year Ended December 31,
	2012	2011	Dollar Change	% Change
Total revenues	$113,666	$77,285
Deferred revenue, end of period	117,047	77,826
Less: deferred revenue, beginning of period	(77,826)	(50,195)

Billings	$152,887	$104,916	$47,971	45.7%

	Year Ended December 31,
	2011	2010	Dollar Change	% Change
Total revenues	$77,285	$46,268
Deferred revenue, end of period	77,826	50,195
Less: deferred revenue, beginning of period	(50,195)	(24,617)

Billings	$104,916	$71,846	$33,070	46.0%

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

•	changes to the composition of current period billings may impact the correlation of current period billings to future period revenues;

•	billings would not exclude any agreements that contain customer acceptance provisions or other contractual contingencies that would require deferral of revenue required under GAAP; and

•

other companies, including companies in our industry, may not use billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

We consider billings a significant performance measure and a leading indicator of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product subscription license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in billings. If the customer elects to be invoiced annually, only the amount billed for the 12-month period will be included in billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our consolidated balance sheet as deferred revenue. As of December 31, 2012 and 2011, we had backlog of approximately $31.3 million and $26.7 million, respectively. Of the $31.3 million in backlog as of December 31, 2012, approximately 24% is expected to be billed and recognized as revenue within 2013.

Billings for consulting services typically occur on a bi-weekly basis as the services are delivered.

The increases in billings in the periods presented were primarily driven by increased upsell of our products to existing customers and the addition of new customers.

Jive Social Business Platform Customers

We define the number of platform customers at the end of any given measurement period by counting every customer under active contract for the Jive Social Business Platform that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. The Jive Social Business Platform includes Jive Cloud. We believe the number of Jive Social Business Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Social Business Platform customer count was as follows:

	December 31,
	2012	2011	Change	% Change
Jive Platform customer count	800	667	133	19.9%

	December 31,
	2011	2010	Change	% Change
Jive Platform customer count	667	590	77	13.1%

Our product revenue growth was 53.3% and 72.5%, respectively in 2012 compared to 2011 and in 2011 compared to 2010. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to sales of our platform, our revenues include fees for sales of modules, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in limited instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value of all the various services. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

Cost of Revenues

Cost of product revenues includes all direct costs to produce and distribute our product offerings, including data center and support personnel, depreciation and maintenance related to equipment located at our hosting service providers and in our Jive managed data centers, salaries, rent for our data centers, web hosting services expense for public cloud and Jive Cloud implementations, third-party royalty costs, benefits, amortization of acquired intangible assets and stock-based compensation.

Cost of professional services revenues includes all direct costs to provide our professional services, which primarily include salaries, benefits and stock-based compensation for our professional services personnel, as wells as consulting and outside services. We recognize expenses related to our professional services organization as they are incurred, while the majority of associated professional services revenues are recognized ratably over the subscription term.

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

Research and Development

To date, research and development expenses have been expensed as incurred. To the extent that we develop software classified as internal-use in the future, we may be required to capitalize the related development expenses. These expenses include salaries, benefits and stock-based compensation for our engineers and developers, allocated facilities costs and payments to third parties for research and development of new software. We focus our research and development efforts on developing new versions of our platform with new and expanded features and enhancing the ease of use of our platform. We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars although they may fluctuate as a percentage of total revenues.

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as earned as a component of sales and marketing expense. Sales incentive compensation is generally earned at the time a customer enters into a binding purchase agreement while associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue investing heavily in sales and marketing to expand our global operations, increase revenues from current customers, build brand awareness and expand our indirect sales channel. We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business domestically and internationally and incur additional expenses associated with being a publicly traded company.

Other Expense, Net

Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. In addition, the 2011 and 2010 periods include changes in the fair value of our Series C preferred stock warrants. The Series C preferred stock warrants were exercised late in the third quarter of 2011 and, therefore, we will not incur charges related to these warrants in subsequent periods.

Provision For (Benefit From) Income Taxes

Provision for (benefit from) income taxes consists of federal and state income taxes in the United States and income taxes in certain foreign tax jurisdictions. Since we have generated net losses, we have placed a valuation allowance against any potential future benefits for loss carryforwards and research and development and other tax credits.

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

We believe that of our significant accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

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

Hosting revenues are derived from providing our software solutions in a hosted environment where the customer does not take possession of the software on their premises. With the exception of Jive Cloud, customers have the option to elect to take possession of the software and install on their premises or sub-contract the hosting services through us. Such arrangements are considered software sales as the customer has the same rights to the software license regardless of their election to have us host on their behalf or install on their premises. As a result, the fees associated with license, support and hosted services are recognized as revenue ratably over the term of the arrangement. For Jive Cloud licensing arrangements, customers do not have the right to take possession of the software supporting the cloud-based application service at any time.

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

Allowance for Doubtful Accounts

We maintain an allowance for estimated losses resulting from the inability or refusal of our customers to make required payments. In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. We evaluate the collectability of our accounts receivable balances on a quarterly basis. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts receivable was $0.2 million and $0.1 million at December 31, 2012 and 2011, respectively. Bad debt expense was $0.2 million in 2012 and $0.1 million 2011 and 2010. If the financial conditions of our customers were to materially change or there were other circumstances that resulted in their inability to pay, the estimates of recoverability of receivables could materially change.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. In 2012, we adopted Account Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which allows us to make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. We elected to forgo step zero, qualitative assessment, and proceed to the first step of the test for goodwill impairment. Step one of the impairment test is performed by determining the reporting unit’s fair value based on estimated discounted future cash flows and considering the estimated fair market value of our common stock. We have determined that we have one reporting unit, which represents the activities of the entire company. If the reporting unit’s carrying value is less than its fair value, then the fair value is allocated to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire us. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Goodwill of $23.4 million as of December 31, 2012 relates to our acquisitions of Producteev and Meetings.io, which occurred in November 2012, our acquisition of OffiSync, which occurred in May 2011 and to our acquisition of Filtrbox, which occurred in January 2010. Our impairment tests performed in the fourth quarter of 2012, 2011 and 2010 did not indicate any impairment of goodwill as the fair value of our business substantially exceeded its carrying value in all periods presented.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, we currently maintain a full valuation allowance against our net deferred tax assets. The valuation allowance totaled $53.4 million and $37.0 million, respectively, as of December 31, 2012 and 2011.

Uncertainty in Income Taxes

We recognize the effect of income tax positions only if those positions are “more likely than not” of being sustained. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our consolidated financial statements. At December 31, 2012, we had total unrecognized tax benefits of $0.7 million. All unrecognized tax benefits would currently not have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Results of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2012	2011	2010
Consolidated Statements of Operations Data(1)
Revenues:
Products	$100,040	$65,265	$37,827
Professional services	13,626	12,020	8,441

Total revenues	113,666	77,285	46,268
Cost of revenues:
Products	30,240	21,689	9,870
Professional services	14,625	12,596	9,836

Total cost of revenues	44,865	34,285	19,706

Gross profit:
Products	69,800	43,576	27,957
Professional services	(999)	(576)	(1,395)

Total gross profit	68,801	43,000	26,562
Operating expenses:
Research and development	39,190	31,095	18,278
Sales and marketing	60,235	44,794	28,592
General and administrative	16,444	12,795	6,746

Total operating expenses	115,869	88,684	53,616

Loss from operations	(47,068)	(45,684)	(27,054)
Total other income, net(2)	(339)	(8,883)	(495)

Loss before income taxes	(47,407)	(54,567)	(27,549)
Provision for (benefit from) income taxes(3)	28	(3,763)	91

Net loss	$(47,435)	$(50,804)	$(27,640)

Basic and diluted net loss per common share	$(0.76)	$(1.95)	$(1.25)

Shares used in per share calculations	62,614	26,071	22,096

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$2,035	$544	$158
Research and development	6,250	2,644	528
Sales and marketing	4,970	3,918	823
General and administrative	4,954	3,316	1,895

Total stock-based compensation	$18,209	$10,422	$3,404

(2)	Non-cash expense recorded in other income (expense), net included $7.2 million and $0.2 million, respectively, in 2011 and 2010 related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we did not incur charges related to this warrant in 2012 and will not incur such charges in future periods.
(3)	Benefits from income taxes in 2012 and 2011 include tax benefits of $0.3 million and $3.9 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of Meetings.io, Producteev and OffiSync. See Note 11 of Notes to Consolidated Financial Statements.

Revenues

Certain revenue information was as follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	Dollar Change	% Change
Products	$100,040	$65,265	$34,775	53.3%
Professional services	13,626	12,020	1,606	13.4%

Total revenues	$113,666	$77,285	$36,381	47.1%

	Year Ended December 31,
	2011	2010	Dollar Change	% Change
Products	$65,265	$37,827	$27,438	72.5%
Professional services	12,020	8,441	3,579	42.4%

Total revenues	$77,285	$46,268	$31,017	67.0%

Products Revenues

The increase in products revenues in 2012 compared to 2011 was primarily the result of an overall increase in the average annual subscription value of a customer, as a result of the realization of greater upsell on our existing customers; and increases in the aggregate number of total customers on the Jive Social Business Platform, including Jive Cloud, which grew from 667 as of December 31, 2011 to 800 as of December 31, 2012. The average new customer subscription size decreased approximately 42% in 2012 compared to 2011, primarily due to the impact of our Jive Cloud offering released in 2012. Excluding the impact of Jive Cloud, the average new customer subscription size increased approximately 35% in 2012 compared to 2011. While Jive Cloud transactions are typically initially smaller than our traditional public and private cloud transactions, we believe Jive Cloud will contribute to significant upsell opportunities in future periods.

The increase in products revenues in 2011 compared to 2010 was primarily the result of an increase in the average annual subscription transaction size and an increase in the aggregate number of customers on the Jive Platform, which grew from 590 as of December 31, 2010 to 667 as of December 31, 2011. The increase in the average annual subscription transaction size was primarily due to the combination of the effects of upsell transactions with our existing customers and new customer additions, as we continued to focus on initiating and building more strategic and pervasive customer relationships with both our prospects and our existing customers.

Certain information regarding our revenues was as follows:

	Year Ended December 31,
	2012	2011	2010
Dollar value of total revenues generated in the U.S.	$88.0 million	$60.7 million	$36.4 million
Percentage of total revenues generated in the U.S.	77.4%	78.5%	78.7%
Product revenues from public cloud deployments as a percentage of total product revenues	62.8%	61.7%	55.4%
Product revenues from private cloud deployments as a percentage of total product revenues	37.2%	38.3%	44.6%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	65.8%	57.3%	45.5%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	34.2%	42.7%	55.5%

Additionally, renewal rates, excluding upsell, remained above 90% for transactions over $50,000 in 2012, 2011 and 2010.

Professional Services Revenues

In 2012 compared to 2011, professional services revenues as a percent of product revenues decreased by 4.8 percentage points as continued enhancements of the core product have decreased the amount of customization requested by customers. This was also driven by our most recent release, Jive Cloud, a public cloud, non-customizable version of our Jive Platform.

The increase in professional services revenues in 2011 compared to 2010 was primarily due to increased demand for customization and unique branding related to the increase in overall products revenues. However, the percentage increase in professional services revenues was 30.1 percentage points less than the prior year period increase in products revenues due to the increased mix of products revenues generated from renewals, which typically require less professional services support.

Cost of Revenues and Gross Margin

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Dollar Change	% Change
Cost of revenues: products	$30,240	$21,689	$8,551	39.4%
Products gross margin	69.8%	66.8%
Cost of revenues: professional services	$14,625	$12,596	$2,029	16.1%
Professional services gross margin	(7.3%)	(4.8)%

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Dollar Change	% Change
Cost of revenues: products	$21,689	$9,870	$11,819	119.7%
Products gross margin	66.8%	73.9%
Cost of revenues: professional services	$12,596	$9,836	$2,760	28.1%
Professional services gross margin	(4.8)%	(16.5)%

Cost of Revenues: Products

The increase in cost of revenues for products in 2012 compared to 2011 was primarily due to the increase in products revenues and included a $3.5 million increase in salaries and benefits related to increased headcount in our operations and support personnel, a $2.2 million increase in depreciation expense related to the build-out of our Phoenix, Arizona data center, a $0.6 million increase in allocations for IT and facilities costs, a $0.8 million increase in subscription and third-party hosting services, a $1.1 million increase in third-party royalties and a $1.2 million increase in intangible asset amortization. These factors were partially offset by a decrease in third-party consulting fees of $0.8 million.

Headcount in our hosting department remained consistent during the year with 31 employees as of December 31, 2012 and 2011. Increased costs in hosting in 2012 compared to 2011 relate to the increase in mix of revenues towards our public cloud deployment models, our programs to scale our public cloud capabilities for future growth and an increase in amortization of acquired intangibles as a result of acquisitions. Additionally, headcount in our support organization grew from 32 as of December 31, 2011 to 50 as of December 31, 2012.

The increase in products gross margin was driven by efficiencies gained through utilization of our internally managed data centers as we continue to transition our existing public cloud customers from a third-party hosting service, as well as deploying our new public cloud customers directly to our managed data centers.

The increase in cost of revenues for products in 2011 compared to 2010 was primarily due to the increase in products revenues and included a $3.2 million increase in salaries and benefits, a $1.6 million increase in third-party hosting services, a $1.2 million increase in third-party royalties, a $0.8 million increase in third-party consulting fees, a $2.3 million increase in acquisition related charges and a $0.7 million increase in allocations for IT and facilities costs. Additionally, transition of our data center infrastructure to a model in which we own our data center equipment resulted in an increase in related depreciation and maintenance expense of $1.5 million.

The decline in products gross margin in 2011 compared to 2010 was attributable to our third-party data center costs and increased headcount in our hosting department due to the increase in mix of revenue towards our public cloud deployment model and scaling for future growth, and an increase in amortization of acquired intangibles.

Cost of Revenues: Professional Services

In 2012 compared to 2011, cost of revenues for professional services related to salaries and benefits increased $1.8 million and also increased $0.2 million related to travel and consulting costs.

The decrease in the professional services gross margin in 2012 compared to 2011 was primarily due to lower professional service revenues as a percentage of total revenues, as a result of our most recent release, Jive Cloud, which is a non-customizable version of our Jive Platform.

Additionally, we offer professional services on both fixed fee and time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. We also sell professional services separately, outside of multiple-element arrangements, and recognize revenues resulting from those as professional services are delivered. Professional services revenues recognized from non-multiple-element arrangements, as a percentage of total professional services revenues, in 2012 were 9 percentage points less than in 2011, resulting in a greater percentage of the professional services revenues related to professional services performed in the current twelve-month period being recognized ratably over the contract term, which typically extends beyond the current period.

Furthermore, we experienced decreased utilization of our existing full-time professional services employees in 2012 compared to 2011.

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

Research and Development

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Dollar Change	% Change
Research and development	$39,190	$31,095	$8,095	26.0%
Percentage of total revenues	34.5%	40.2%

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Dollar Change	% Change
Research and development	$31,095	$18,278	$12,817	70.1%
Percentage of total revenues	40.2%	39.5%

The increase in research and development expenses in 2012 compared to 2011 was primarily due to a $9.5 million increase in salaries and benefits, a $0.7 million increase in allocations for IT and facilities and a $0.4 million increase in subscription services, professional services, and depreciation. The increase in salaries and benefits was a result of increasing our research and development headcount from 136 as of December 31, 2011 to 181 as of December 31, 2012, and includes a $3.6 million increase in stock-based compensation. The increase in 2012 was partially offset by acquisition related expenses incurred in 2011 associated with the acquisition of Proximal Labs, Inc., which included $1.6 million in bonuses, as well as $1.0 million in amortization expense related to in process research and development that was fully expensed at the time of acquisition.

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

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Dollar Change	% Change
Sales and marketing	$60,235	$44,794	$15,441	34.5%
Percentage of total revenues	53.0%	58.0%

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Dollar Change	% Change
Sales and marketing	$44,794	$28,592	$16,202	56.7%
Percentage of total revenues	58.0%	61.8%

The increase in sales and marketing expenses in 2012 compared to 2011 was primarily due to a $9.8 million increase in salaries and benefits, and includes a $3.7 million increase in commission expense, a $1.2 million increase in travel costs, a $1.1 million increase in stock-based compensation and a $1.0 million increase in allocations for IT and facilities and subscription services, all primarily as a result of increasing our sales and marketing headcount from 127 as of December 31, 2011 to 154 as of December 31, 2012. The increase was also attributable to a $2.0 million increase in general marketing spending related to our Try Jive and Jive Live Tour marketing campaigns, as well as our annual user conference, Jive World. Additionally, a $1.4 million increase in consulting fees contributed to the change.

The increase in sales and marketing expenses in 2011 compared to 2010 was primarily due to a $12.4 million increase in salaries and benefits, which included a $3.1 million increase in stock-based compensation and a $2.9 million increase in sales commissions due to higher sales volume, a $1.2 million increase in travel costs, a $1.1 million increase in tradeshow marketing costs, a $0.9 million increase in allocations for IT and facilities costs, a $0.4 million increase in third-party commissions, and a $0.2 million increase in miscellaneous costs such as software subscriptions.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Dollar Change	% Change
General and administrative	$16,444	$12,795	$3,649	28.5%
Percentage of total revenues	14.5%	16.6%

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Dollar Change	% Change
General and administrative	$12,795	$6,746	$6,049	89.7%
Percentage of total revenues	16.6%	14.6%

The increase in general and administrative expenses in 2012 compared to 2011 was primarily due to a $3.6 million increase in salaries and benefits, which was primarily as a result of increased headcount. The increase was also driven by stock-based compensation expense, which generated $1.6 million of the total increase in salaries and benefits. The increase was also due to a $1.9 million increase in facilities expenses, IT expenses, and other miscellaneous professional fees, offset by a $1.9 million increase in overhead allocations out of general and administrative to the other functions based on relative headcount. General and administrative headcount grew from 44 as of December 31, 2011 to 57 as of December 31, 2012.

The increase in general and administrative expenses in 2011 compared to 2010 was primarily due to a $3.1 million increase in salaries and benefits, which included a $1.4 million increase in stock-based compensation expense, a $2.3 million increase in professional fees, such as legal and audit costs, primarily in relation to our initial public offering, a $1.0 million increase in facilities costs, excluding depreciation, a $0.8 million increase in depreciation from both facilities and IT capital additions and a $1.5 million increase in other expenses for travel, consulting fees and miscellanies IT costs. These increases were partially offset by an increase of $2.6 million in overhead allocations out of general and administrative to the other functions based on relative headcount.

Other Expense, net

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Dollar Change	% Change
Other expense, net	$339	$8,883	$(8,544)	(96.2)%
Percentage of total revenues	0.3%	11.5%

	Year Ended December 31,
(Dollars in thousands)	2011	2010	Dollar Change	% Change
Other expense, net	$8,883	$495	$8,388	NM
Percentage of total revenues	11.5%	1.1%

The change in other expense, net in 2012 compared to 2011 was primarily due to the exercise of the Series C preferred stock warrants in the third quarter of 2011. Accordingly, we did not have income or expense related to these warrants in 2012. The expense related to the Series C preferred stock warrant was $7.2 million in 2011. Additionally, there was a decrease of $1.3 million related to interest expense in 2012 compared to 2011 due to the repayment of our $15 million term loan with Silicon Valley Bank in the fourth quarter of 2011.

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

Provision For (Benefit From) Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Provision for (benefit from) income taxes	$28	$(3,763)	$91
Percentage of loss before income taxes	0.1%	6.9%	0.3%

In 2012, 2011 and 2010, we recorded income taxes that were principally attributable to state and foreign taxes. We currently believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

In 2012 and 2011, in connection with the multiple acquisitions, a deferred tax liability of $0.3 million and $3.9 million, respectively, was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released.

Liquidity and Capital Resources

	Year Ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows provided by (used in) operating activities	$3,143	$(9,506)	$(7,229)
Cash used in investing activities	(137,360)	(32,838)	(7,582)
Cash provided by financing activities	2,506	179,645	36,081

Increase (decrease) in cash and cash equivalents	$(131,711)	$137,301	$21,270

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at December 31, 2012 consisted of $49.0 million of cash and cash equivalents and $96.5 million of short-term marketable securities. As of December 31, 2012, $1.0 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from December 31, 2012.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $3.1 million during 2012 compared to cash used by operating activities of $9.5 million in 2011. The improvement in cash flows generated from operating activities primarily resulted from changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $3.1 million of cash provided by operating activities in 2012 resulted from our net loss of $47.4 million, offset by net non-cash charges of $28.0 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net increased $22.2 million to $54.2 million at December 31, 2012 compared to $32.0 million at December 31, 2011, primarily as a result of a $16.0 million increase in billings in the fourth quarter of 2012 compared to the fourth quarter of 2011. Additionally, we had a decrease of $2.6 million in invoices that were billed and collected in the same period at December 31, 2012 compared to December 31, 2011 and an increase in days billings outstanding to 96 days in the quarter ended December 31, 2012 compared to 82 days in the quarter ended December 31, 2011.

Accounts payable and other accrued liabilities increased $7.0 million to $16.7 million at December 31, 2012 compared to $9.7 million at December 31, 2011, primarily due to growth in our overall business and the timing of payments.

Accrued payroll and related liabilities increased $0.8 million to $7.4 million at December 31, 2012 compared to $6.6 million at December 31, 2011, primarily due to an increase in accrued commissions as a result of increased billings in the fourth quarter of 2012 compared to the fourth quarter of 2011, partially offset by a decrease in the average commission rates earned on the value associated with the out years for contracts where the term exceeded one year.

Deferred revenue increased $39.2 million to $117.0 million at December 31, 2012 compared to $77.8 million at December 31, 2011, primarily due to new business and renewal-related billings, as well as billings for multi-year commitments, in 2012.

The $9.5 million of cash used in operating activities in 2011 resulted from our net loss of $50.8 million, offset by net non-cash charges of $21.0 million and changes in our operating assets and liabilities, primarily accounts receivable, accounts payable and deferred revenue.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, as well as payments for intangible assets and acquisitions. We continue to invest the proceeds from our IPO, and we made net investments of $137.4 million in 2012, which included $119.1 million in purchases of marketable securities net of maturities and sales of marketable securities, $10.6 million used for purchases of property and equipment, and $7.6 million used for acquisitions. We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in 2013, primarily for the continued expansion of our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under out revolving credit facilities and the net proceeds from the issuance of common stock from employee option exercises. Cash provided by financing activities of $2.5 million in 2012 resulted from $6.0 million in cash receipts related to stock option exercises being offset by $2.5 million in principal payments on our term debt, as well as $1.0 million in payments for offering expenses associated with our initial public offering in December 2011, which were accrued at December 31, 2011.

Debt Arrangements

Term Loan

In May 2012, we entered into a secured revolving loan facility and term loan facility of up to $30.0 million and terminated the previously outstanding credit facility agreement. Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. As of December 31, 2012, we had outstanding a $10.8 million term loan under the secured revolving loan facility and term loan facility as a result of refinancing $12 million of previously existing term loans in May 2012. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio. The interest rate on this loan at December 31, 2012 was 2.06%. Repayment began July 1, 2012, and is payable in 16 quarterly installment payments. Each of the installment payments is $0.6 million, plus accrued interest.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2012 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2013	2014 and 2015	2016 and 2017	2018 and beyond
Term loan	$10,800	$2,400	$4,800	$3,600	$—
Estimated interest on term debt	222	49	99	74	—
Letter of Credit	275	275	—	—	—
Contractual commitments	4,920	4,920	—	—	—
Operating leases	20,273	3,866	8,137	6,288	1,982

Total	$36,490	$11,510	$13,036	$9,962	$1,982

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, and minimum or variable price provisions. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

See “Liquidity and Capital Resources — Loan and Security Agreement” for a description of our payment obligations under our term loan.

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

Off-Balance Sheet Arrangements

Except as disclosed under the Contractual Payment Obligations section above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2012, 2011 or 2010.

Recent Accounting Guidance

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

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

As of December 31, 2012, we held cash and cash equivalents and marketable securities of $168.1 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at December 31, 2012, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jive Software Inc.:

We have audited the accompanying consolidated balance sheets of Jive Software Inc., and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jive Software Inc., and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Portland, Oregon
February 25, 2013

JIVE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$48,955	$180,649
Short-term marketable securities	96,492	—
Accounts receivable, net	54,200	31,999
Prepaid expenses and other current assets	7,864	4,503

Total current assets	207,511	217,151
Marketable securities, noncurrent	22,607	—
Property and equipment, net	16,803	12,639
Goodwill	23,435	17,265
Intangible assets, net	11,710	11,141
Other assets	214	146

Total assets	$282,280	$258,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,557	$4,566
Accrued payroll and related liabilities	7,357	6,629
Other accrued liabilities	7,123	5,124
Deferred revenue, current	87,698	62,329
Term debt, current	2,400	2,946

Total current liabilities	114,135	81,594
Deferred revenue, less current portion	29,349	15,497
Term debt, less current portion	8,400	10,192
Other long-term liabilities	538	340

Total liabilities	152,422	107,623
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized 290,000,000 shares; issued - 72,312,111 shares at December 31, 2012 and 68,568,778 at December 31, 2011; outstanding - 65,399,489 at December 31, 2012 and 61,308,006 at December 31, 2011	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	285,332	258,779
Accumulated deficit	(152,160)	(104,725)
Accumulated other comprehensive income	31	10

Total stockholders’ equity	129,858	150,719

Total liabilities and stockholders’ equity	$282,280	$258,342

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Product	$100,040	$65,265	$37,827
Professional services	13,626	12,020	8,441

Total revenues	113,666	77,285	46,268
Cost of revenues:
Product	30,240	21,689	9,870
Professional services	14,625	12,596	9,836

Total cost of revenues	44,865	34,285	19,706

Gross profit	68,801	43,000	26,562
Operating expenses:
Research and development	39,190	31,095	18,278
Sales and marketing	60,235	44,794	28,592
General and administrative	16,444	12,795	6,746

Total operating expenses	115,869	88,684	53,616

Loss from operations	(47,068)	(45,684)	(27,054)
Other income (expense), net:
Interest income	180	40	82
Interest expense	(421)	(1,735)	(264)
Change in fair value of warrant liability	—	(7,185)	(222)
Other, net	(98)	(3)	(91)

Total other income (expense), net	(339)	(8,883)	(495)

Loss before provision for (benefit from) income taxes	(47,407)	(54,567)	(27,549)
Provision for (benefit from) income taxes	28	(3,763)	91

Net loss	$(47,435)	$(50,804)	$(27,640)

Basic and diluted net loss per common share	$(0.76)	$(1.95)	$(1.25)

Shares used in basic and diluted per share calculations	62,614	26,071	22,096

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(47,435)	$(50,804)	$(27,640)
Other comprehensive income (loss):
Foreign currency translation, net of tax	8	(9)	19
Unrealized gain on marketable securities, net of tax	13	—	—

Other comprehensive income (loss)	21	(9)	19

Comprehensive loss	$(47,414)	$(50,813)	$(27,621)

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2010, 2011 and 2012

(In thousands)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Treasury stock amount	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income	Total stockholders’ equity (deficit)
Balance at December 31, 2009	10,100	$15,381	3,336	$12,252	—	$—	20,624	$3	$ (3,352)	$1,814	$ (26,281)	$—	$(27,816)
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	1,409	—	—	985	—	—	985
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	5,788	29,928	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	—	—	—	—	—	—	848	—	—	1,013	—	—	1,013
Stock-based compensation	—	—	—	—	—	—	—	—	—	3,404	—	—	3,404
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	19	19
Net loss	—	—	—	—	—	—	—	—	—	—	(27,640)	—	(27,640)

Balance at December 31, 2010	10,100	15,381	3,336	12,252	5,788	29,928	22,881	3	(3,352)	7,216	(53,921)	19	(50,035)
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	3,859	47,449	—	—	—	—	—	—	—
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	3,007	1	—	3,415	—	—	3,416
Issuance of common stock forconversion of preferred stock	(10,100)	(15,381)	(3,336)	(12,252)	(9,647)	(77,377)	23,083	2	—	105,008	—	—	105,010
Issuance of common stock for initial public offering, net of issuance costs	—	—	—	—	—	—	12,088	1	—	131,401	—	—	131,402
Issuance of common stock for acquisitions	—	—	—	—	—	—	205	—	—	1,167	—	—	1,167
Issuance of common stock for net exercise of common stock warrant	—	—	—	—	—	—	44	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	150	—	—	150
Stock-based compensation	—	—	—	—	—	—	—	—	—	10,422	—	—	10,422
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	(50,804)	—	(50,804)

Balance at December 31, 2011	—	—	—	—	—	—	61,308	7	(3,352)	258,779	(104,725)	10	150,719
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	3,631	—	—	5,970	—	—	5,970
Issuance of common stock for acquisitions	—	—	—	—	—	—	460	—	—	2,374	—	—	2,374
Stock-based compensation	—	—	—	—	—	—	—	—	—	18,209	—	—	18,209
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	8	8
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	—	—	—	—	—	(47,435)	—	(47,435)

Balance at December 31, 2012	—	$—	—	$—	—	$—	65,399	$7	$ (3,352)	$285,332	$ (152,160)	$31	$129,858

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(47,435)	$(50,804)	$(27,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,050	7,211	1,678
Stock-based compensation	18,209	10,422	3,404
Loss from change in fair value of warrant liability	—	7,185	222
Change in deferred taxes	(281)	(3,851)	—
(Gain) loss on sale of property and equipment	21	(2)	—
(Increase) decrease, net of acquisitions, in:	—
Accounts receivable, net	(22,201)	(11,655)	(11,987)
Prepaid expenses and other assets	(3,343)	(844)	(1,765)
Increase (decrease), net of acquisitions, in:
Accounts payable	5,529	1,682	(1,551)
Accrued payroll and related liabilities	728	2,857	2,260
Other accrued liabilities	2,645	623	2,520
Deferred revenue	39,221	27,606	25,578
Other long-term liabilities	—	64	52

Net cash provided by (used in) operating activities	3,143	(9,506)	(7,229)

Cash flows from investing activities:
Payments for purchase of property and equipment	(10,648)	(9,814)	(4,782)
Purchases of marketable securities	(154,475)	—	—
Sales of marketable securities	11,147	—	—
Maturities of marketable securities	24,229	—	—
Increase in restricted cash	—	(132)	—
Payments for purchase of intangible assets	—	—	(2,150)
Acquisitions, net of cash acquired	(7,613)	(22,892)	(650)

Net cash used in investing activities	(137,360)	(32,838)	(7,582)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,970	3,416	985
Proceeds from initial public offering, net of offering costs	(1,014)	132,486	—
Proceeds from issuance of preferred stock, net	—	40,000	29,928
Proceeds from issuance of warrants on preferred stock	—	—	42
Proceeds from (payments on) revolving credit facility, net	—	(3,533)	2,000
Proceeds from term loans	—	24,203	4,340
Repayments of term loans	(2,450)	(16,927)	(1,214)

Net cash provided by financing activities	2,506	179,645	36,081

Net increase (decrease) in cash and cash equivalents	(131,711)	137,301	21,270
Effect of exchange rate changes	17	—	—
Cash and cash equivalents, beginning of period	180,649	43,348	22,078

Cash and cash equivalents, end of period	$48,955	$180,649	$43,348

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of the Business

Jive Software, Inc. and its subsidiaries provide a social business platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform license fees as well as from professional service fees for configuration, implementation and training.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the allowance for doubtful accounts, estimates relating to revenue recognition, the useful lives of fixed assets, stock-based compensation, assumptions used in estimating the fair value of warrants, assumptions used in testing for impairment of goodwill and other long-lived assets, and the recoverability of deferred income tax assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Revenue Recognition

We generate revenues in the form of product fees and related professional service fees. Product fees include subscription fees, perpetual license fees, associated support and maintenance fees and hosting fees. Professional services primarily consist of fees for configuration, training, consultation and implementation services, which are not essential to the functionality of the software. For statement of operations classification purposes, we allocate revenues to professional services based on the hourly rate billed for time and materials arrangements and based on the total fixed fee for fixed fee professional services. We recognize revenue when all of the following conditions are met:

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

Professional services are offered on both fixed fee and time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. These fees are not considered fixed at the outset of the arrangement and become fixed as the related work is performed and the fees are earned and billed. These services are typically provided early in the contract term with completion typically occurring in the first six months. As these fees become fixed, they are added to the total fee for the multiple-element arrangement and recognized ratably with all other arrangement fees over the entire contract term. When billed, a cumulative revenue catch-up is calculated as the revenue earned from the date the software was made available to the customer to the date services have been completed, with recognition continuing ratably to the end of the contract term. These amounts, when recognized in our Consolidated Statements of Operations, are classified as professional services revenues based on the hourly rates at which they are billed. If there are significant acceptance clauses associated with the license or services or uncertainty associated with our ability to perform the professional services, revenues are deferred until the acceptance is received or the uncertainty is resolved. We record amounts that have been invoiced, in accordance with the terms of the agreement, in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met.

Hosting revenues are derived from providing our software solutions in a hosted environment where the customer does not take possession of the software on their premises. With the exception of the Jive Cloud licensing model, customers have the option to elect to take possession of the software and install on their premises or sub-contract the hosting services through us. Such arrangements are considered software sales as the customer has the same rights to the software license regardless of their election to have us host on their behalf or install on their premises. As a result, the fees associated with license, support and hosted services are recognized as revenue ratably over the term of the arrangement. For Jive Cloud licensing arrangements, customers do not have the right to take possession of the software supporting the cloud-based application service at any time.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $0.5 million and $0 at December 31, 2012 and 2011, respectively. Cash equivalents are stated at cost, which approximates market value.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2009	$188
Charges to costs and expenses	100
Write-offs	(98)

Balance, December 31, 2010	190
Charges to costs and expenses	51
Write-offs	(97)

Balance, December 31, 2011	144
Charges to costs and expenses	229
Write-offs	(155)

Balance, December 31, 2012	$218

Fair Value of Financial Assets and Liabilities

The carrying value of cash equivalents and other accrued liabilities approximate their fair values due to the short-term nature of their maturities. The fair values of the long-term debt and revolving credit facility approximate their carrying values since their interest rates are variable and based on current market rates.

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

We did not incur any long-lived asset impairment charges in the years ended December 31, 2012, 2011 or 2010.

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

In 2012, we adopted Account Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment,” which allows us to make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. During 2012, we elected to forgo step zero, qualitative assessment, and proceed to the first step of the test for goodwill impairment. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during the years ended December 31, 2012, 2011 or 2010.

Intangible Assets

Definite-lived intangible assets are amortized using the straight-line method over estimated useful lives and have no significant residual value. Definite-lived intangible assets are reviewed for impairment as discussed above under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other assets include deposits for facilities leases and other miscellaneous long-term assets.

Deferred Revenue

Deferred revenue primarily consists of billings or payments received in advance of revenue recognition from our subscription, hosting, professional services and support and maintenance revenues described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers in annual installments. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term. We defer the professional service fees in situations where the professional services and subscription contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. Approximately 5% and 6% of total deferred revenue as of December 31, 2012 and 2011, respectively, related to deferred professional services revenues.

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

We sell our products to companies in diverse industries and do not require our customers to provide collateral to support accounts receivable. When necessary, credit reviews of significant customers are performed prior to extending credit. The determination of a customer’s ability to pay requires significant judgment, and failure to collect from a customer can adversely affect revenues, cash and net income. To reduce credit risk, we also perform ongoing credit evaluations of our more significant customers’ financial conditions. We maintain an allowance for potential doubtful accounts.

No individual customer accounted for 10% or more of total revenues in the years ended December 31, 2012, 2011 or 2010. No customer accounted for 10% or more of total accounts receivable at December 31, 2012 and one customer accounted for 11% of total accounts receivable at December 31, 2011.

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

Commissions

Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our direct sales force. Generally, sales commissions are earned and recorded as an expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect against any invoiced fee associated with a sales order. Commission expense was $12.9 million, $9.2 million and $6.3 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred as a component of sales and marketing expense and totaled $4.9 million, $2.2 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Legal Costs

We are a party to legal proceedings arising in the normal course of business. Legal costs are expensed as incurred as a component of General and administrative expense.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ deficit. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. Foreign currency transaction gains and losses were not material in the years ended December 31, 2012, 2011 or 2010.

Note 3. Acquisitions

2012

Producteev LLC

On November 21, 2012, we acquired all of the outstanding shares of Producteev LLC (“Producteev”), a cloud-based project and task management company. The total purchase consideration of $7 million was comprised of cash.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The purchase accounting allocations resulted in intangible assets of $3.1 million and goodwill of $4.2 million, $1.4 million of which is expected to be deductible for tax purposes. Intangible assets acquired included core technologies, covenants not to compete, customer relationships and trade names. The key factors attributable to the creation of goodwill by the transaction are the synergies associated with the integration of the Producteev task-management product into our social platform.

See Note 11, “Income Taxes” regarding the tax effect of the acquisition on our consolidated financial statements.

Transaction costs of $0.2 million associated with the acquisition of Producteev were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Current assets	$28	—
Goodwill	4,186	—
Other intangible assets:
Core technology	2,127	5 years
Covenant not to compete	272	3 years
Customer relationships	421	3 years
Trade names	284	4 years

	3,104
Current liabilities	(70)	—
Deferred tax liabilities	(241)	—

Net assets acquired	$7,007

Producteev’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. Revenue and earnings information since the date of acquisition was not material to the current period financial statements.

Meetings.io

On November 5, 2012, we acquired all of the outstanding shares of Meetings.io, a cloud-based real-time video, chat and screen sharing collaboration company. The total purchase consideration of $3.0 million was comprised of $0.6 million in cash and 211,936 shares of our common stock with a fair value on November 5, 2012 of $2.4 million.

We also issued 248,064 shares of restricted common stock to certain Meetings.io employees which vest over a three year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $2.8 million, which is being recognized as stock-based compensation over the three year vesting period.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The purchase accounting allocations resulted in intangible assets of $1.0 million and goodwill of $2.0 million. We do not expect goodwill to be deductible for tax purposes. Intangible assets acquired included core technologies and covenants not to compete. The key factors attributable to the creation of goodwill by the transaction are the synergies associated with the integration of the Meetings.io real-time features into our social platform.

See Note 11, “Income Taxes” regarding the tax effect of the acquisition on our consolidated financial statements.

Transaction costs of $0.2 million associated with the acquisition of Meetings.io were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Current assets	$27	—
Goodwill	1,984	—
Other intangible assets:
Core technology	764	5 years
Covenant not to compete	263	3 years

	1,027
Current liabilities	(3)	—
Deferred tax liabilities	(40)	—

Net assets acquired	$2,995

Meetings.io’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. Revenue and earnings information since the date of acquisition was not material to the current period financial statements.

2011

OffiSync Corporation

On May 18, 2011 we acquired all of the outstanding shares of OffiSync Corporation (“OffiSync”), a Seattle, Washington-based company, for approximately $22.7 million in cash and 78,110 shares of our common stock at a fair value of $7.87 per share, for a total value of $23.3 million. OffiSync’s services facilitate collaboration on any Microsoft Office document.

We also issued 441,102 shares of restricted common stock to certain OffiSync employees, the fair value of these shares on the grant date was $3.5 million, which is being recognized as stock-based compensation over the 3 year vesting period. In addition, unvested stock options, for which no service was performed prior to acquisition, held by OffiSync employees who were retained were converted to 80,788 Jive common stock options.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Cash	$275
Other current assets	54	—
Goodwill	16,434	—
Other intangible assets:
Core technology	9,992	5 years
Covenant not to compete	365	2 years
Customer relationships	212	2 years
Trade names	28	2 years

	10,597
Current liabilities	(226)	—
Deferred tax liabilities	(3,851)	—

Net assets acquired	$23,283

The amount of the purchase price allocated to core technology, covenant not to compete, customer relationships and trade names will be amortized on a straight-line basis over their estimated useful lives.

The goodwill recorded in connection with the acquisition of OffiSync is primarily related to the ability of OffiSync to increase viral adoption with our users by integrating both Microsoft Office and Outlook with our Platform and from the expected synergies to be achieved in connection with the acquisition. We do not expect the goodwill to be deductible for tax purposes.

See Note 11, “Income Taxes” regarding the tax effect of the acquisition on our consolidated financial statements.

Transaction costs of $0.5 million associated with the acquisition of OffiSync were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

Pro forma results assuming that the OffiSync acquisition had occurred as of January 1, 2010 were as follows (in thousands):

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

Note 4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2012 and 2011 (in thousands):

December 31, 2012

Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$48,447	$—	$—	$48,447
Cash equivalents:
Money market mutual funds	452	—	—	452
Corporate notes and bonds	56	—	—	56

Total cash equivalents	508	—	—	508

Total cash and cash equivalents	48,955	—	—	48,955

Short-term marketable securities:
Commercial paper	8,493	—	—	8,493
Corporate notes and bonds	34,637	1	—	34,638
Government obligations	10,104	2	—	10,106
U.S. agency obligations	43,231	24	—	43,255

Total short-term marketable securities	96,465	27	—	96,492

Marketable securities, noncurrent:
Corporate notes and bonds	14,386	—	2	14,384
Government obligations	2,721	1	—	2,722
U.S. agency obligations	5,499	2	—	5,501

Total marketable securities, noncurrent	22,606	3	2	22,607

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$168,026	$30	$2	$168,054

December 31, 2011
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$180,649	$—	$—	$180,649

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$180,649	$—	$—	$180,649

As of December 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired. As of December 31, 2011, we did not have any investments.

As of December 31, 2012, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$96,492
Due within 1 year through 3 years	22,607

Total marketable securities	$119,099

See also Note 7.

Note 5. Property and Equipment, net

The following table sets forth the components of property and equipment (in thousands):

	December 31,
	2012	2011
Computers, equipment and software	$20,575	$10,863
Leasehold improvements	3,666	3,743
Furniture and fixtures	2,117	1,874
Construction in progress	2,115	2,253

	28,473	18,733
Less accumulated depreciation and amortization	(11,670)	(6,094)

	$16,803	$12,639

Depreciation expense related to property and equipment was as follows (in thousands):

Year Ended December 31,
2012	2011	2010
$ 6,488	$3,708	$1,206

Note 6. Goodwill and Other Intangible Assets, net

The roll-forward of activity related to goodwill was as follows (in thousands):

Balance at December 31, 2009	$—
Acquisition of Filtrbox	831

Balance at December 31, 2010	831
Acquisition of OffiSync Corporation	16,434

Balance at December 31, 2011	17,265
Acquisition of Producteev	4,186
Acquisition of Meetings.io	1,984

Balance at December 31, 2012	$23,435

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	December 31,
		2012	2011
Acquired technology	5-7 years	$14,455	$11,564
Accumulated amortization		(4,650)	(2,497)

		9,805	9,067
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(1,930)	(916)

		500	1,514
Covenant not to compete	1-4 years	1,342	807
Accumulated amortization		(677)	(412)

		665	395
Other	2-7 years	1,021	316
Accumulated amortization		(281)	(151)

		740	165

Total intangible assets, net		$11,710	$11,141

Amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,
2012	2011	2010
$ 3,562	$3,503	$472

Estimated future amortization expense as of December 31, 2012, is as follows (in thousands):

2013	$3,456
2014	2,802
2015	2,676
2016	1,405
2017	473
2018	473
2019	425

$11,710

Note 7. Fair Value Measurements of Assets and Liabilities

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that were measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$56	$—	$—	$56
Corporate notes and bonds	—	452	—	452

	56	452	—	508
Marketable securities
Commercial paper	—	8,493	—	8,493
Corporate notes and bonds	—	49,022	—	49,022
Government obligations	—	12,828	—	12,828
U.S. government and agency	—	48,756	—	48,756

	—	119,099	—	119,099

Total	$56	$119,551	$—	$119,607

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We did not have any financial liabilities that were measured at fair value on a recurring basis at December 31, 2012. We did not have any financial assets or liabilities that were measured at fair value on a recurring basis at December 31, 2011.

There were no changes to our valuation techniques during 2012.

During 2012, 2011 and 2010, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

We recognize or disclose the fair value of certain assets such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our nonrecurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

Note 8. Long-Term Debt

Credit Facility with Silicon Valley Bank

In May 2012, we entered into a new loan agreement with Silicon Valley Bank (the “Loan Agreement”), which provides a secured revolving loan facility and term loan facility of up to $30.0 million and expires May 23, 2015. Under the Loan Agreement, revolving loans may be converted into term loans under the facility, subject to specified conditions, with all outstanding term loans reducing the availability under the revolving loan facility. The Loan Agreement also provides up to $3.0 million for the issuance of letters of credit, foreign exchange contracts, cash management services and secured swap obligations. On May 23, 2012, we converted the outstanding balance of the existing term loans with Silicon Valley Bank to a new term loan for $12.0 million under the Loan Agreement and terminated the previous credit facility agreement. Revolving loans drawn under the Loan Agreement will be used for working capital, potential acquisitions, and general corporate purposes. At December 31, 2012, no amounts remained outstanding under our previously existing term loans with Silicon Valley Bank.

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

The Loan Agreement contains customary affirmative and negative covenants subject to certain exceptions. We must also comply with financial covenants under the Loan Agreement, including (i) a minimum quick ratio, (ii) for the period from the closing through December 31, 2013, a minimum adjusted EBITDA, and (iii) beginning with the fiscal quarter ending March 31, 2014, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Loan Agreement also restricts our ability to pay dividends by requiring the written consent of Silicon Valley Bank to pay cash dividends to our stockholders.

The Loan Agreement contains customary events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, all or a portion of the outstanding obligations may be declared to be immediately due and payable. During the existence of an event of default, interest on the obligations under the Loan Agreement could be increased by 5.0%.

At December 31, 2012, we had $0.3 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $10.8 million of term loans outstanding at an interest rate of 2.06%. We were in compliance with all covenants as of December 31, 2012.

In January 2013, we added an additional outstanding letter of credit in the amount of $0.8 million under the Loan Agreement in accordance with our lease agreement for our headquarters in Palo Alto, California.

Summary

Our long-term debt is summarized as follows (in thousands):

	December 31,
	2012	2011
Silicon Valley Bank loans	$10,800	$13,250
Less current portion	(2,400)	(3,000)

	$8,400	$10,250

(1)	As of December 31, 2011, current and long-term portions of long-term debt exclude a discount of $53,998 and $58,449, respectively, related to warrants issued in conjunction with amendments made to our loan agreements with Silicon Valley Bank in May 2011.

Annual maturities of long-term debt as of December 31, 2012 were as follows (in thousands):

2013	$2,400
2014	2,400
2015	2,400
2016	2,400
2017	1,200

$10,800

Note 9. Stockholders’ Equity

In December 2011, our board of directors approved an increase of authorized common shares from 70,000,000 to 290,000,000. In accordance with Delaware state law, we cannot declare a dividend if it would cause an impairment of our capital, and it was determined that, at the time of the authorization, no impairment of our capital existed.

In December 2011, in connection with our IPO, we issued 12,088,403 shares of our common stock at a price of $12.00 per share. In addition, all shares of outstanding preferred stock were converted into a total of 23,082,367 shares of our common stock upon our IPO.

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

At December 31, 2012, awards covering 3,738,180 shares of our common stock remained outstanding pursuant to the 2011 Plan and 2,066,341 shares were available for future awards. On January 1, 2013, an additional 2,550,580 shares were reserved for future awards under the 2011 Plan.

2007 Plan

The 2007 Plan was terminated in conjunction with the approval and implementation of the 2011 Plan in December 2011. Awards that were outstanding upon termination remained outstanding pursuant to their original terms. At December 31, 2012, awards covering 10,991,276 shares of our common stock remained outstanding pursuant to the 2007 Plan and no shares were available for future awards.

2002 Plan

The 2002 Plan was terminated in conjunction with the approval and implementation of the 2011 Plan in December 2011. Awards that were outstanding upon termination remained outstanding pursuant to their original terms. At December 31, 2012, awards covering 280,000 shares of our common stock remained outstanding pursuant to the 2002 Plan and no shares were available for future awards.

Stock Plan and Option Activity

Certain information regarding stock option activity and stock options outstanding as of December 31, 2012 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2011	4,377,973	15,981,155	$3.56
Stock options granted	(1,349,200)	1,349,200	16.49
Restricted stock units (“RSUs”) granted	(2,197,100)	—	—
Performance stock units (“PSUs”) granted	(100,000)	—	—
Forfeited – Stock options	1,232,298	(1,232,298)	8.11
Forfeited – Restricted stock	102,370	—	—
Exercised	—	(3,283,333)	1.82

Balances, December 31, 2012	2,066,341	12,814,724	$4.93	7.03	$125,607

Exercisable at December 31, 2012		6,735,145	$2.63	6.48	$80,146

Vested and expected to vest		12,428,775	$4.80	6.99	$123,329

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases, or RSPs, non-qualified stock options, or NSOs, with reverse vesting provisions, and the grant of restricted stock awards, or RSAs, performance-based stock units, or PSUs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2011	835,367	$5.56
Granted RSUs	2,197,100	19.02
Granted PSUs	100,000	15.75
Vested	(348,153)	5.93
Forfeited	(102,370)	21.54

Balances, December 31, 2012	2,681,944	$16.36

All shares to be issued upon the exercise of stock options and the vesting of restricted stock will come from newly issued shares.

Stock-Based Compensation

The fair value of the stock-based awards granted to employees was estimated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2012	2011	2010
Expected term (in years)	6.05	6.04	6.02
Risk-free interest rate	1.01%	1.79%	2.36%
Volatility	54.47%	55.20%	55.10%
Dividend yield	0%	0%	0%

The expected terms of options granted were calculated using the simplified method, which defines the expected term as the average of the contractual term and the vesting period. Estimated volatility incorporates a calculated volatility derived from the historical closing prices of common shares of our stock as well as similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.

Prior to 2012, because there was no public market for our common stock prior to our IPO, our board of directors estimated the fair value of our common stock, for purposes of determining the exercise price of stock options and the fair value of restricted stock awards, based upon several factors, including, but not limited to, third-party valuations and our operating and financial performance.

The third-party valuations took into consideration several factors, including, but not limited to:

•	prices for preferred stock which were sold to outside investors in arms-length transactions, and the rights, preferences, and privileges of the preferred stock and the common stock;

•	the fact that the option grants involved illiquid securities in a private company;

•	our stage of development and revenue growth;

•	the state of the industry and the economy;

•	the marketplace and major competitors; and

•	the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of our company, given prevailing market conditions.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Weighted average per share grant date fair value of stock options granted	$8.46	$4.72	$1.00
Total intrinsic value of stock options exercised	$44,499	$25,550	$2,014
Total fair value of shares vested	$9,107	$3,324	$1,076

Stock-based compensation was included in our statements of operations as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenues	$2,035	$544	$158
Research and development	6,250	2,644	528
Sales and marketing	4,970	3,918	823
General and administrative	4,954	3,316	1,895

Total	$18,209	$10,422	$3,404

Included in stock-based compensation, was $1.7 million, $4.1 million and $0.8 million related to the value of stock options granted to non-employees. During the years ended December 31, 2012, 2011 and 2010, we granted options to purchase zero, 57,500 and 1,275,550 shares of common stock, respectively, to non-employees. Vesting of shares granted to non-employees is contingent on the individual continuing to provide service. Expense for these awards was calculated using the Black-Scholes-Merton option-pricing model. These awards are equity classified and are marked to market each period with the change in fair value recorded in earnings. At December 31, 2012, options exercisable by non-employees for 65,471 shares of our common stock remained outstanding and are included in the table of stock option activity above.

As of December 31, 2012, we had unrecognized compensation related to all stock-based awards of $58.0 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Note 11. Income Taxes

Income Tax Provision (Benefit)

Pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Domestic	$(47,910)	$(55,053)	$(27,549)
Foreign	475	486	—

Total	$(47,435)	$(54,567)	$(27,549)

The provision (benefit) for federal, state and foreign income taxes was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current tax provision (benefit):
Federal	$—	$—	$—
State	51	(41)	68
Foreign	260	128	23

Total current tax provision (benefit)	311	87	91
Deferred tax provision (benefit):
Federal	(237)	(3,226)	—
State	(46)	(624)	—
Foreign	—	—	—

Total deferred tax expense	(283)	(3,850)	—

Provision for (benefit from) income taxes	$28	$(3,763)	$91

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax	(6.5)	(6.0)	(7.4)
Change in valuation allowance	35.3	26.6	42.0
Permanent differences	5.1	7.7	1.8
Tax credits	(0.2)	(1.5)	(1.9)
Foreign rate impact	(0.1)	0.4	—
Other	0.5	(0.1)	(0.2)

	0.1%	(6.9)%	0.3%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating losses and tax credit carryforwards. The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$45,954	$34,109
Accrued expenses, reserves and allowances	637	517
Deferred revenue	6,142	5,457
Tax credit carryforwards	3,160	2,694
Deferred rent	139	139
Other	5,232	1,393

Total deferred tax assets	61,264	44,309
Deferred tax liabilities:
Depreciation and amortization	(7,594)	(6,565)
Prepaid expenses	(282)	(769)
Other	(9)	—

Total deferred tax liabilities	(7,885)	(7,334)
Valuation allowance	(53,385)	(36,975)

Net deferred taxes	$(6)	$—

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

The net change in the valuation allowance was an increase of $16.4 million, $14.2 million and $12.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, 2011 and 2010, we had federal and state net operating loss carryforwards of $153.1 million, $98.1 million and $49.9 million, respectively. Additionally, we had research and development tax credit carryforwards of $3.6 million, $2.4 million and $1.4 million at December 31, 2012, 2011 and 2010, respectively. These carryforwards expire between 2013 and 2032.

Included in the provision for (benefit from) income taxes for the years ended December 31, 2012 and 2011 is a $0.3 million and $3.9 million tax benefit, respectively, from the release of valuation allowance on our deferred tax assets. In connection with the acquisitions of Producteev, Meetings.io and OffiSync, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangibles. The net deferred tax liability from these acquisitions creates an additional source of income to offset our deferred tax assets. As such, the impact on the acquiring company’s deferred tax assets and liabilities caused by an acquisition are recorded in the acquiring company’s financial statements outside of acquisition accounting. Accordingly, the valuation allowance on our deferred tax assets was released and resulted in a benefit from the provision from income taxes.

Approximately $40.5 million of our NOL carryforwards were generated as a result of excess tax deductions related to exercises of stock options and disqualifying dispositions. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. Net operating loss carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Accordingly, the deferred tax assets related to the net operating losses have been reduced by $16.5 million and $5.9 million at December 31, 2012 and 2011, respectively.

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We had unrecognized tax benefits of $0.7 million and $0.7 million as of December 31, 2012 and 2011, respectively.

We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012, there are no accrued penalties or interest recorded in the consolidated financial statements. All unrecognized tax benefits would currently not have an impact on the effective tax rate if recognized. The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$660	$380	$182
Additions based on tax positions related to the current year	77	280	198
Additions based on prior year tax positions	—	—	—
Reductions for tax positions in prior years	—	—	—
Settlements	—	—	—

Ending balance	$737	$660	$380

We are subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local tax examinations for tax years ended before December 31, 2008. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where net operating losses or tax credits were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carryforward. We are currently under a federal tax exam for the tax years ending December 31, 2010 and 2011. Management does not anticipate that the examination will have a significant impact on the financial statements. At December 31, 2012, we were not under exam in any other jurisdictions. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2013.

We did not repatriate any earnings of our foreign subsidiaries in 2012, 2011 or 2010. We plan to indefinitely reinvest the earnings of all of our foreign subsidiaries overseas. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. As of December 31, 2012, we had $1.0 million of unrepatriated cash held in foreign bank accounts.

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

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net loss	$(47,435)	$(50,804)	$(27,640)

Denominator:
Weighted-average common shares outstanding	63,266	26,729	22,385
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	652	658	289

Weighted-average shares used to compute net loss per share, basic and diluted	62,614	26,071	22,096

Net loss per share, basic and diluted	$(0.76)	$(1.95)	$(1.25)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2012	2011	2010
Shares subject to outstanding common stock options	12,814,724	15,981,155	15,454,600
Unvested restricted common stock	2,681,944	835,367	219,145
Common stock subject to repurchase	248,064	—	—
Series A preferred stock	—	—	10,100,000
Series B preferred stock	—	—	3,335,817
Series C preferred stock	—	—	5,787,930
Shares subject to Series C preferred stock warrants	—	—	3,858,620

	15,744,732	16,816,522	38,756,112

Note 13. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Supplemental Cash Flow Information
Cash paid for interest	$461	$1,369	$241
Cash paid for income taxes	224	74	76
Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Filtrbox	$—	$—	$1,013
Common stock issued in connection with acquisition of Proximal Labs	—	551	—
Common stock issued in connection with acquisition of OffiSync	—	616	—
Common stock issued in connection with acquisition of Meetings.io	2,374	—	—
Preferred stock issued in connection with the exercise of liability classified Series C preferred stock warrants	—	7,449	—

Note 14. Commitments and Contingencies

Legal Matters

On October 3, 2012, Bascom filed a complaint for patent infringement of U.S. Pat. Nos. 7,111,232; 7,139,974; and 7,158,971 against us, among others, in the United States District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. The complaint seeks damages and an injunction against certain features of our products. The suit has been moved to the Northern District of California and is still pending. We intend to vigorously defend against these claims and are unable to estimate the amount or range of potential loss, if any, which might result if the outcome in this matter is unfavorable.

From time to time, we may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases

Operating lease payments primarily relate to noncancelable operating leases associated with our offices in Oregon, California, Colorado and Israel and the data centers in Arizona and the Netherlands. The facility lease for the currently occupied space in Oregon expires in September 2018. The lease for the headquarters in Palo Alto, California expires in September 2018, and the leases for our data centers in Arizona and the Netherlands which expire in December 2016 and October 2015, respectively. Additionally, we currently occupy a number of sales and service offices in New York, Pennsylvania, Germany and the United Kingdom. In addition to our currently occupied space, there are other facility leases that are no longer being utilized by us that have been fully sublet. Payments received from subleases were $0.6 million, $0.9 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and were recorded as a reduction to rent expense. Minimum rentals to be received in the future under these subleases as of December 31, 2012 were $0.1 million.

The approximate future minimum lease payments required under operating leases (including for sublet facilities) were as follows (in thousands):

Year ending December 31,
2013	$3,866
2014	4,062
2015	4,075
2016	3,449
2017	2,839
Thereafter	1,982

$20,273

Rent expense, net of sublease income, was $3.9 million, $3.4 million and $2.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Contractual Commitments

At December 31, 2012, we had $4.9 million of contractual purchase commitments primarily related to third-party hosting services.

Note 15. Geographic Information

Sales to countries which totaled 10% or more of our total revenues, determined based on the location of the end customer, were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$87,984	$60,700	$36,397
Rest of world	25,682	16,585	9,871

	$113,666	$77,285	$46,268

We did not have a significant amount of long-lived assets located outside of the U.S. at December 31, 2012 or 2011.

Note 16. Employee Benefit Plan

We offer a 401(k) employee savings plan to our U.S.-based employees. We make a nondiscretionary matching contribution equal to 100% of the first 3% and 50% of the next 2% of compensation contributed by employees. We made matching contributions of $1.7 million, $1.3 million and $0.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 17. Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors of these customers. We believe the transactions between these customers and us were carried out on an arm’s-length basis and that the pricing is consistent with similar transactions with other of our comparable customers. Current deferred revenue and non-current deferred revenue from these customers was $1.0 million and $0.6 million, respectively, as of December 31, 2012. Total revenues related to these customers was $0.8 million in 2012. Amounts due from the related party customers were not material at December 31, 2012. We did not have any related party transactions in 2011 or 2010.

Note 18. Accounting Pronouncements

New Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.

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

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles-Goodwill and Other” that will allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The guidance is effective for fiscal years beginning after December 15, 2011 with early adoption permitted. See Note 2 for further discussion.

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

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” which amends the wording used to describe many of the requirements of U.S. GAAP for measuring fair value and disclosing information about fair value measurements as well as clarifies existing fair value measurement guidance and new disclosure requirements. Amendments in this ASU include: (1) allowing an entity to measure the fair value of financial assets and liabilities which have offsetting positions in market risks or counterparty credit risk and meet certain conditions on a net basis; (2) for Level 3 fair value measurements, entities must disclose quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, entities must disclose the fair value hierarchy level in which the fair value measurements were determined; (4) entities must disclose the highest-and-best use of a nonfinancial asset when this use differs from the asset’s current use, and the reason for the difference; and (5) disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. All required disclosures are included in Note 4 and 7.

Note 19. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating statement data:
Total revenues	$25,318	$26,950	$28,873	$32,525
Gross profit	14,707	16,023	17,611	20,460
Net loss	(8,949)	(11,625)	(11,288)	(15,573)
Net loss per share:
Basic and diluted	$(0.15)	$(0.19)	$(0.18)	$(0.24)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating statement data:
Total revenues	$16,067	$17,885	$20,819	$22,514
Gross profit	9,007	9,833	11,577	12,583
Net loss	(14,489)	(16,069)	(7,580)	(12,666)
Net loss per share:
Basic and diluted	$(0.63)	$(0.68)	$(0.31)	$(0.39)

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Amendment to Portland, Oregon Lease

On October 31, 2012, we entered into a Second Amendment to Lease Agreement (“Amendment”) with Harsch Investment Properties, LLC (“Landlord”). The Amendment amends the Lease Agreement with the Landlord dated, February 25, 2008 (the “Lease Agreement”), renewing the original Lease Agreement for an additional five years and providing the option of leasing of an additional 14,437 square feet (the “Expansion Area”), comprising the second floor of the premises covered by the Lease Agreement.

The option covered by the Expansion Area is exercisable upon the current tenant vacating the Expansion Area, estimated to be on or about February 28, 2013. If exercised, we will occupy the Expansion Premises on the same terms and conditions as set forth in the Lease Agreement, at a rate of approximately $36,000 per month.

Monthly base rent under the Lease Agreement, as amended by the Amendment, commenced October 1, 2012 for the original premises in an amount of approximately $86,000 per month, increasing annually at a fixed rate per square foot to approximately 3% per annum until expiration.

The above description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.14 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Board of Directors,” “Meetings of the Board of Directors,” “Committees of the Board of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our 2013 Proxy Statement. See Election of Board of Directors,” “Committees of the Board of Directors” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our 2013 Proxy Statement. See “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Page
Report of KPMG LLP, Independent Registered Accounting Firm	56

Consolidated Balance Sheets as of December 31, 2012 and 2011	57

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010	58

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010	59

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010	60

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	61

Notes to Consolidated Financial Statements	62

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

Date: February 25, 2013	JIVE SOFTWARE, INC.

	By:	/s/ Anthony Zingale
Anthony Zingale
Chief Executive Officer, Director and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2013.

Principal Executive Officer and Director:

By:	/s/ Anthony Zingale
Anthony Zingale
Chief Executive Officer, Director and Chairman

Principal Financial and Accounting Officer:

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
Chief Financial Officer

Remaining Directors:

By:	/s/ David G. DeWalt
David G. DeWalt, Director

By:	/s/ James J. Goetz
James J. Goetz, Director

By:	/s/ Jonathan G. Heiliger
Jonathan G. Heiliger, Director

By:	/s/ William A. Lanfri
William A. Lanfri, Director

By:	/s/ Sundar Pichai
Sundar Pichai, Director

By:	/s/ Charles J. Robel
Charles J. Robel, Director

By:	/s/ Theodore E. Schlein
Theodore E. Schlein, Director

By:	/s/ Matthew A. Tucker
Matthew A. Tucker, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Employment Agreement, between Jive Software, Inc. and Anthony Zingale, dated May 2, 2010, effective May 3, 2010. (1) (Exhibit 10.5)

10.6*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.7*	Offer Letter, between Jive Software, Inc. and John McCracken, dated October 28, 2008. (1) (Exhibit 10.7)

10.8*	Offer Letter, between Jive Software, Inc. and Robert Brown, dated March 21, 2008. (1) (Exhibit 10.8)

10.9*	Offer Letter, between Jive Software, Inc. and Brian Roddy, dated April 20, 2010. (1) (Exhibit 10.9)

10.10*	Offer Letter, between Jive Software, Inc. and David Hersh, dated July 2, 2002. (1) (Exhibit 10.10)

10.11†	Master Agreement for U.S. Availability Services between SunGard Availability Services LP and Jive Software, Inc., dated January 1, 2009. (1) (Exhibit 10.11)

10.12	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.13	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.14	Second Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 31, 2012.

10.15	Lease Agreement between Jive Software, Inc. and TTC Partners III, LC, dated May 13, 2010. (1) (Exhibit 10.14)

10.16	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012. (3) (Exhibit 10.1)

10.17	Sixth Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated September 29, 2011. (1) (Exhibit 10.16)

10.18*	Form of Change of Control and Retention Agreement for Bryan LeBlanc, John McCracken, John Rizzo and Brian Roddy. (1) (Exhibit 10.17)

10.19*	Form of Change of Control and Retention Agreement for Other Executive Officers. (1) (Exhibit 10.18)

10.20*	Change of Control and Retention Agreement for Anthony Zingale. (1) (Exhibit 10.19)

10.21*	Change of Control and Retention Agreement between Jive Software, Inc. and Jay Larson dated August 13, 2012. (4) (Exhibit 10.1)

E-1

Exhibit Number	Description

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.
(3)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.
(4)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 7, 2012.

E-2