Form 10-Q
period 2013-03-31
Jive Software, Inc.
filed 2013-05-01
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock outstanding as of April 26, 2013 was 66,639,250.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$58,544	$48,955
Short-term marketable securities	85,293	96,492
Accounts receivable, net of allowances of $171 and $218	42,623	54,200
Prepaid expenses and other current assets	8,850	7,864

Total current assets	195,310	207,511
Marketable securities, noncurrent	29,657	22,607
Property and equipment, net of accumulated depreciation of $13,799 and $11,670	17,524	16,803
Goodwill	23,435	23,435
Intangible assets, net of accumulated amortization of $8,673 and $7,538	10,578	11,710
Other assets	194	214

Total assets	$276,698	$282,280

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,612	$9,557
Accrued payroll and related liabilities	5,099	7,357
Other accrued liabilities	7,810	7,123
Deferred revenue, current	90,186	87,698
Term debt, current	2,400	2,400

Total current liabilities	114,107	114,135
Deferred revenue, less current portion	31,219	29,349
Term debt, less current portion	7,800	8,400
Other long-term liabilities	526	538

Total liabilities	153,652	152,422
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000,000 shares; issued – 73,399,884 shares at March 31, 2013 and 72,312,111 at December 31, 2012; outstanding – 66,593,707 at March 31, 2013 and 65,399,489 at December 31, 2012	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	295,104	285,332
Accumulated deficit	(168,761)	(152,160)
Accumulated other comprehensive income	48	31

Total stockholders’ equity	123,046	129,858

Total liabilities and stockholders’ equity	$276,698	$282,280

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Product	$30,663	$21,671
Professional services	3,189	3,647

Total revenues	33,852	25,318
Cost of revenues:
Product	9,212	6,822
Professional services	3,848	3,789

Total cost of revenues	13,060	10,611

Gross profit	20,792	14,707
Operating expenses:
Research and development	12,677	8,355
Sales and marketing	18,864	11,356
General and administrative	5,866	3,802

Total operating expenses	37,407	23,513

Loss from operations	(16,615)	(8,806)
Other income (expense), net:
Interest income	69	14
Interest expense	(75)	(88)
Other, net	(4)	(45)

Total other income (expense), net	(10)	(119)

Loss before provision for (benefit from) income taxes	(16,625)	(8,925)
Provision for (benefit from) income taxes	(24)	24

Net loss	$(16,601)	$(8,949)

Basic and diluted net loss per share	$(0.25)	$(0.15)

Shares used in basic and diluted per share calculations	65,459	61,446

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net loss	$(16,601)	$(8,949)
Other comprehensive loss:
Foreign currency translation, net of tax	40	(5)
Unrealized loss on marketable securities, net of tax	(23)	(2)

Other comprehensive income (loss)	17	(7)

Comprehensive loss	$(16,584)	$(8,956)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(16,601)	$(8,949)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,257	2,218
Stock-based compensation	6,139	3,085
(Increase) decrease in:
Accounts receivable, net	11,577	3,961
Prepaid expenses and other assets	(404)	388
Increase (decrease) in:
Accounts payable	(920)	1,634
Accrued payroll and related liabilities	(2,258)	(2,325)
Other accrued liabilities	687	(845)
Deferred revenue	4,358	2,884
Other long-term liabilities	(12)	1

Net cash provided by operating activities	5,823	2,052
Cash flows from investing activities:
Payments for purchase of property and equipment	(2,863)	(3,401)
Purchases of marketable securities	(27,492)	(34,351)
Sales of marketable securities	9,653	—
Maturities of marketable securities	21,430	—

Net cash provided by (used in) investing activities	728	(37,752)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,633	312
Payments of initial public offering expenses	—	(766)
Repayments of term loans	(600)	(750)

Net cash provided by (used in) financing activities	3,033	(1,204)

Net increase (decrease) in cash and cash equivalents	9,584	(36,904)
Effect of exchange rate changes	5	4
Cash and cash equivalents, beginning of period	48,955	180,649

Cash and cash equivalents, end of period	$58,544	$143,749

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include:

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill and other long-lived assets;

•	the useful lives of fixed assets;

•	the recoverability of deferred income tax assets and liabilities;

•	the allowance for doubtful accounts;

•	research and development expenses related to the development of internal-use software;

•	valuation of acquired intangibles; and

•	estimates related to revenue recognition.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3.	Stock-Based Compensation

Stock Plan and Option Activity

Certain information regarding stock option activity for the three-month period ended March 31, 2013 and stock options outstanding as of March 31, 2013 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2012	2,066,341	12,814,724	$4.93
Additional shares reserved	2,550,580
Stock options granted	(332,925)	332,925	15.48
Restricted stock units (“RSUs”) granted	(1,389,158)	—	—
Forfeited – Stock options	224,932	(224,932)	9.72
Forfeited – Restricted stock	88,000	—	—
Exercised	—	(1,087,773)	3.32

Balances, March 31, 2013	3,207,770	11,834,944	$5.28	6.95	$119,410

Exercisable at March 31, 2013		6,514,727	$2.82	6.37	$80,846

Vested and expected to vest		11,505,545	$5.14	6.92	$117,635

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”), non-qualified stock options (“NSOs”), with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), performance-based stock units (“PSUs”), and restricted stock units (“RSUs”). The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2012	2,681,944	$16.36
Granted RSUs	1,389,158	15.74
Vested	(106,446)	3.93
Forfeited	(88,000)	20.55

Balances, March 31, 2013	3,876,656	16.43

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Cost of revenues	$521	$258
Research and development	2,232	947
Sales and marketing	2,224	526
General and administrative	1,162	1,354

	$6,139	$3,085

As of March 31, 2013, unrecognized stock-based compensation related to all stock-based awards was $86.2 million, which will be recognized over the weighted average remaining vesting period of 2.47 years.

Note 4.	Earnings Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Net loss	$(16,601)	$(8,949)

Denominator:
Weighted-average common shares outstanding	66,423	62,261
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(964)	(815)

Weighted-average shares used to compute net loss per share, basic and diluted	65,459	61,446

Net loss per share, basic and diluted	$(0.25)	$(0.15)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2013	2012
Shares subject to outstanding common stock options	11,834,944	15,684,027
Unvested restricted common stock	3,876,656	721,736
Common stock subject to repurchase	248,064	—

	15,959,664	16,405,763

Note 5.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Balance, beginning of period	$23,435	$17,265
Acquisition of Producteev	—	4,186
Acquisition of Meetings.io	—	1,984

Balance, end of period	$23,435	$23,435

Each of Producteev LLC’s (“Producteev”) and Bitplay, Inc.’s (“Meetings.io”) results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisitions was not material to prior period financial statements. Revenue and earnings information since the date of acquisition was not material to the current period financial statements.

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	March 31, 2013	December 31, 2012
Acquired technology	5-7 years	$14,455	$14,455
Accumulated amortization		(5,307)	(4,650)

		9,148	9,805
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,180)	(1,930)

		250	500
Covenant not to compete	1-4 years	1,342	1,342
Accumulated amortization		(812)	(677)

		530	665
Other	2-7 years	1,021	1,021
Accumulated amortization		(371)	(281)

		650	740

Total intangible assets, net		$10,578	$11,710

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2013	2012
$ 1,132	$889

Expected future amortization expense as of March 31, 2013 is as follows (in thousands):

Remainder of 2013	$2,644
2014	3,092
2015	2,933
2016	1,393
2017	516
Thereafter	—

$10,578

Note 6.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following (in thousands):

March 31, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$53,893	$—	$—	$53,893
Cash equivalents:
Money market mutual funds	1,650	—	—	1,650
Corporate notes and bonds	3,000	1	—	3,001

Total cash equivalents	4,650	1	—	4,651

Total cash and cash equivalents	58,543	1	—	58,544

Short-term marketable securities:
Commercial paper	5,192	—	—	5,192
Corporate notes and bonds	37,153	2	—	37,155
Government obligations	9,775	4	—	9,779
U.S. agency obligations	33,155	12	—	33,167

Total short-term marketable securities	85,275	18	—	85,293

Marketable securities, noncurrent:
Corporate notes and bonds	13,174	—	14	13,160
U.S. agency obligations	16,497	—	—	16,497

Total marketable securities, noncurrent	29,671	—	14	29,657

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$173,489	$19	$14	$173,494

December 31, 2012
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$48,447	$—	$—	$48,447
Cash equivalents:
Money market mutual funds	452	—	—	452
Corporate notes and bonds	56	—	—	56

Total cash equivalents	508	—	—	508

Total cash and cash equivalents	48,955	—	—	48,955

Short-term marketable securities:
Commercial paper	8,493	—	—	8,493
Corporate notes and bonds	34,637	1	—	34,638
Government obligations	10,104	2	—	10,106
U.S. agency obligations	43,231	24	—	43,255

Total short-term marketable securities	96,465	27	—	96,492

Marketable securities, noncurrent:
Corporate notes and bonds	14,386	—	2	14,384
Government obligations	2,721	1	—	2,722
U.S. agency obligations	5,499	2	—	5,501

Total marketable securities, noncurrent	22,606	3	2	22,607

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$168,026	$30	$2	$168,054

As of March 31, 2013 and December 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2013, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$85,293
Due within 1 year through 3 years	29,657

Total marketable securities	$114,950

Note 7.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$1,650	$—	$—	$1,650
Corporate notes and bonds	—	3,001	—	3,001

	1,650	3,001	—	4,651
Marketable securities
Commercial paper	—	5,192	—	5,192
Corporate notes and bonds	—	50,315	—	50,315
Government obligations	—	9,779	—	9,779
U.S. government and agency	—	49,664	—	49,664

	—	114,950	—	114,950

Total	$1,650	$117,951	$—	$119,601

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$56	$—	$—	$56
Corporate notes and bonds	—	452	—	452

	56	452	—	508
Marketable securities
Commercial paper	—	8,493	—	8,493
Corporate notes and bonds	—	49,022	—	49,022
Government obligations	—	12,828	—	12,828
U.S. government and agency	—	48,756	—	48,756

	—	119,099	—	119,099

Total	$56	$119,551	$—	$119,607

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We did not have any financial liabilities that were measured at fair value on a recurring basis at March 31, 2013 or December 31, 2012.

There were no changes to our valuation techniques during the first three months of 2013.

During the three-month periods ended March 31, 2013 and 2012, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

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

As of March 31, 2013, we were out of compliance with the minimum adjusted EBITDA financial covenant under our credit facility with Silicon Valley Bank (“SVB”). On April 26, 2013, SVB waived their rights under the credit facility to either declare all or a portion of our outstanding obligations immediately due and payable or to increase interest on the obligations by 5.0%. Additionally, we have amended the minimum adjusted EBITDA financial covenant target for the remainder of 2013.

At March 31, 2013, we had $1.1 million of outstanding letters of credit, no revolving loans outstanding and $10.2 million of term loans outstanding at an interest rate of 2.28%.

Note 9.	Commitments and Contingencies

In addition to $21.7 million in future payments under our operating leases, we have commitments under non-cancelable purchase orders, primarily relating to our annual user conference and capital expenditures for our data center, totaling $2.6 million at March 31, 2013. The non-cancelable purchase order commitments will be filled at various times through the third quarter of 2014; and our longest operating lease expires in September 2018.

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

Based on the advice of counsel concerning the status of settlement discussions and on our own analysis, we currently believe it is probable that all liabilities can be settled by the payment of a royalty settlement of approximately $0.1 million, and in the first quarter of 2013 such amount was accrued and charged to cost of product revenues.

Note 10.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$54	$194
Cash paid for income taxes	22	102

Note 11.	Related-party transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors of these customers. We believe the transactions between these customers and us were carried out on an arm’s-length basis and that the pricing is consistent with similar transactions with other of our comparable customers. Certain information regarding these customers was as follows (in thousands):

	March 31, 2013	December 31, 2012
Current deferred revenue	$1,064	$1,043
Non-current deferred revenue	542	598

	Three Months Ended March 31,
	2013	2012
Revenues	$314	$115

Amounts due from these related parties were not material at March 31, 2013 or December 31, 2012.

Note 12.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted ASU 2013-02 effective January 1, 2013. However, we did not have any reclassifications during the first three months of 2013 that would require additional disclosure under this pronouncement.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment,” which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted. The adoption of ASU 2012-02 effective January 1, 2013 did not have any effect on our financial position, results of operations or cash flows.

Note 13.	Subsequent Events

On April 18, 2013, we acquired substantially all of the assets and certain related liabilities of Clara Ehf. (“Clara”), a private limited company founded in Iceland that provides a cloud-based analytics tool that allows businesses to understand, monitor and actively engage with community members across multiple online platforms. The total purchase consideration of $6.5 million was comprised entirely of cash.

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, Inc. (“StreamOnce”), whose product offers a platform that connects email information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration is comprised of $4.9 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 427,264 shares of common stock issued to certain StreamOnce employees will vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $5.8 million, which is being recognized as stock-based compensation over the two-year vesting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to successfully integrate acquired technologies;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 70.6% of revenues derived from our Jive Social Business Platform in the first quarter of 2013 compared to 63.7% in the first quarter of 2012. As the market for social business software within the enterprise continues to grow, we expect revenues from internally focused communities to continue to be higher than revenues generated from externally focused communities.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, one of our public cloud services that is on a quarterly release cycle and is a non-customizable version of our platform. In the first quarter of 2013, product revenues from all public cloud deployments, including Jive Cloud, represented 62.4% of total product revenues compared to 62.3% in the first quarter of 2012. With the release of Jive Cloud and the enterprises overall adoption of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 76.7% of total revenues in the first quarter of 2013 compared to 78.2% in the first quarter of 2012. We are continuing to focus on expanding our sales headcount and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In response to our growing customer base outside of the United States, as well as the increase in public cloud deployments, we opened an internally managed data center in the Netherlands in 2012. Additionally, we plan to continue our investment in our hosting infrastructure by opening another internally managed data center in Asia beginning in the second quarter of 2013 as we continue to focus on international expansion in the region.

Additionally, in the first quarter of 2013 we released Jive 7. Major new functionality in this release includes Purposeful Places, which brings people, content and information together in intelligent collaboration areas optimized around specific business activities to produce tangible outcomes; Structured Outcomes, which takes everyday workplace conversations and converts them into actionable activities; and seamless integration with an even broader enterprise ecosystem including Box and salesforce.com.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of our customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity has historically resulted in the value of invoices that we generate in the fourth quarter increasing in proportion to our billings in the other three quarters of our fiscal year. We expect this trend to continue in future years.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our 2012 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2013.

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

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2013	2012
Total revenues	$33,852	$25,318	$8,534	33.7%
Deferred revenue, end of period	121,405	80,710	40,695	50.4%
Less: deferred revenue, beginning of period	(117,047)	(77,826)	(39,221)	50.4%

Billings	$38,210	$28,202	$10,008	35.5%

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

The increase in billings in the period presented was primarily driven by increased upsell of our products to existing customers, the addition of new customers and a subset of customers electing to renew their existing subscription and pay in full for a new subscription term greater than 12 months.

Jive Social Business Platform Customers

We define the number of our platform customers at the end of any given measurement period by counting each customer under an active contract for our Jive Social Business Platform, which includes Jive Cloud, that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. We believe the number of Jive Social Business Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Social Business Platform customer count was as follows:

	As of March 31,		Change	% Change
	2013	2012
Jive Engage Platform customer count	830	676	154	22.8%

Our product revenue grew by 41.5% in the first quarter of 2013 compared to the first quarter of 2012. Our product revenue has grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and as the average contract size has increased over that time.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to sales of our platform, our revenues include fees for sales of modules, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in limited instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value of all the various services provided. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

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

Research and Development

In the first quarter of 2013, we began capitalizing costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. Once complete, our internal-use software related to our platform service will be amortized on a straight line basis over its estimated useful life and recorded as a component of cost of product revenues. We capitalized $0.2 million of internally developed computer software costs in the three months ended March 31, 2013.

Research and development costs include salaries, benefits and stock-based compensation for our engineers and developers, allocated facilities costs and payments to third parties for research and development of new software. We focus our research and development efforts on developing new versions of our platform with new and expanded features and enhancing the ease of use of our platform. We believe that continued investment in our technology is important for our future growth, and, as a result, we expect research and development expenses to increase in absolute dollars although they may fluctuate as a percentage of total revenues.

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

Other Expense, Net

Other expense, net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended March 31, 2013(1)(2)		Three Months Ended March 31, 2012(1)(2)
Revenues:
Products	$30,663	90.6%	$21,671	85.6%
Professional services	3,189	9.4%	3,647	14.4%

Total revenues	33,852	100.0%	25,318	100.0%
Cost of revenues:
Products	9,212	27.2%	6,822	26.9%
Professional services	3,848	11.4%	3,789	15.0%

Total cost of revenues	13,060	38.6%	10,611	41.9%

Gross profit:
Products	21,451	63.4%	14,849	58.7%
Professional services	(659)	(1.9)%	(142)	(0.6)%

Total gross profit	20,792	61.4%	14,707	58.1%
Operating expenses:
Research and development	12,677	37.4%	8,355	33.0%
Sales and marketing	18,864	55.7%	11,356	44.9%
General and administrative	5,866	17.3%	3,802	15.0%

Total operating expenses	37,407	110.5%	23,513	92.9%

Loss from operations	(16,615)	(49.1)%	(8,806)	(34.8)%
Other income (expense), net	(10)	(0.0)%	(119)	(0.5)%

Loss before provision for (benefit from) income taxes	(16,625)	(49.1)%	(8,925)	(35.3)%
Provision for (benefit from) income taxes	(24)	(0.1)%	24	0.1%

Net loss	$(16,601)	(49.0)%	$(8,949)	(35.3)%

Basic and diluted net loss per common share	$(0.25)		$(0.15)

Shares used in per share calculations	65,459		61,446

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended March 31, 2013(2)		Three Months Ended March 31, 2012(2)
Cost of revenues	$521	1.5%	$258	1.0%
Research and development	2,232	6.6%	947	3.7%
Sales and marketing	2,224	6.6%	526	2.1%
General and administrative	1,162	3.4%	1,354	5.3%

	$6,139	18.1%	$3,085	12.2%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2013	2012
Products	$30,663	$21,671	$8,992	41.5%
Professional services	3,189	3,647	(458)	(12.6)%

Total revenues	$33,852	$25,318	$8,534	33.7%

Products Revenues

The increase in products revenues in the first quarter of 2013 compared to the first quarter of 2012 was primarily the result of an increase in the average annual subscription transaction size and an increase in the aggregate number of customers on the Jive Social Business Platform, which grew to 830 as of March 31, 2013 from 676 as of March 31, 2012.

Certain information regarding our revenues was as follows:

	Three Months Ended March 31,
	2013	2012
Dollar value of total revenues generated in the U.S.	$26.0 million	$19.8 million
Percentage of total revenues generated in the U.S.	76.7%	78.2%
Product revenues from public cloud deployments as a percentage of total product revenues	62.4%	62.3%
Product revenues from private cloud deployments as a percentage of total product revenues	37.6%	37.7%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	70.6%	63.7%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	29.4%	36.3%

Additionally, the renewal rate, excluding upsell was approximately 90% for transactions over $50,000 in the first quarter 2013.

Professional Services Revenues

The decrease in professional services revenues in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the release of Jive Cloud, a public cloud, non-customizable version of our Jive Platform. Professional services revenues as a percent of product revenues decreased by seven percentage points as continued enhancements of the core product have decreased the amount of customization requested by our customers.

We offer professional services as both standalone and bundled services. When sold as standalone, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone revenue in the first quarter of 2013 decreased $0.6 million compared to the first quarter of 2012.

Cost of Revenues and Gross Margins

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Cost of revenues: products	$9,212	$6,822	$2,390	35.0%
Products gross margin	70.0%	68.5%
Cost of revenues: professional services	$3,848	$3,789	$59	1.6%
Professional services gross margin	(20.7)%	(3.9)%

Cost of Revenues: Products

The increase in cost of revenues for products in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the increase in products revenues and included a $0.8 million increase in salaries and benefits related to increased headcount in our operations and support personnel, a $0.2 million increase in intangible amortization, a $0.7 million increase in depreciation expense, a $0.4 million increase in third-party royalties, a $0.1 million increase in rent expense, and a $0.3 million increase in allocations for IT and facilities costs, partially offset by a $0.1 million decrease in third-party hosting and subscription services.

The increase in cost of revenues for products in the first quarter of 2013 compared to the first quarter of 2012 were also attributable to our third-party data center costs and increased headcount in our hosting department, which grew to 39 employees as of March 31, 2013 from 28 employees as of March 31, 2012, due to the increase in the mix of revenue towards our public cloud deployment model, our programs to scale our public cloud capabilities for future growth, and an increase in amortization of acquired intangibles as a result of acquisitions made in the second half of 2012. Additionally, headcount in our support organization grew to 56 employees as of March 31, 2013 from 37 employees as of March 31, 2012.

The increase in products gross margin was driven by efficiencies gained through utilization of our internally managed data centers as we continue to transition our existing public cloud customers from a third-party hosting service, as well as deploying our new public cloud customers directly to our managed data centers.

Cost of Revenues: Professional Services

The increase in cost of revenues for professional services in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to the increase in third-party consulting fees of $0.1 million.

The decrease in professional services gross margin in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower professional services revenue as a percentage of total revenues, as a result of our release of Jive Cloud, which is a non-customizable version of our Jive Social Business Platform.

Additionally, we offer professional services on both fixed fee and time and materials hourly billing arrangements. For time and materials-based professional services that are part of a multiple-element arrangement where the fees for the professional services are not fixed or determinable upon delivery of the software, revenue is recognized ratably over the contract term as the related fees become fixed. We also sell professional services separately, outside of multiple-element arrangements, and recognize revenues resulting from those arrangements as the professional services are delivered. Professional services revenues recognized from non-multiple-element arrangements, as a percentage of total professional services revenues, were 13 percentage points less in the first quarter of 2013 compared to the same quarter of 2012, resulting in a greater percentage of the professional services revenues related to professional services performed in the current period being recognized ratably over the contract term, which typically extends beyond the current period.

Research and Development Costs

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Research and development	$12,677	$8,355	$4,322	51.7%
Percentage of total revenues	37.4%	33.0%

The increase in research and development expenses in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $3.4 million increase in salaries and benefits, which includes $1.3 million in stock compensation, a $0.5 million increase in professional consulting fees, a $0.3 million increase in allocations for IT and facilities and a $0.1 million increase in subscription services, professional services, and depreciation. The increase in salaries and benefits was a result of increasing our research and development headcount to 187 as of March 31, 2013 from 141 as of March 31, 2012. Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to the development phase of internal-use software. In the current quarter we capitalized $0.2 million of these costs, which would have been recognized as research and development expense.

Sales and Marketing

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Sales and marketing	$18,864	$11,356	$7,508	66.1%
Percentage of total revenues	55.7%	44.9%

The increase in sales and marketing expenses in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $4.4 million increase in salaries and benefits, which includes a $1.0 million increase in commission expense and a $1.7 million increase in stock-based compensation. Also, contributing to the increase was a $1.7 million increase in general marketing expense, a $0.5 million increase in travel costs, a $0.3 million increase in consulting fees, a $0.3 million increase in allocations for IT and facilities, and a $0.3 million increase in subscription services. These increases were primarily a result of increasing our sales and marketing headcount to 181 as of March 31, 2013 from 129 as of March 31, 2012.

General and Administrative

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
General and administrative	$5,866	$3,802	$2,064	54.3%
Percentage of total revenues	17.3%	15.0%

The increase in general and administrative expenses in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to a $0.7 million increase in salaries and benefits, which was primarily as a result of increased headcount. The increase was also due to a $1.3 million increase in professional fees, which was driven by a $0.7 million increase in recruiting fees, as well as a $0.6 million increase in facilities and office related expenses, and a $0.3 million increase related to subscription and other miscellaneous expenses. These increases were offset by a $0.8 million increase in overhead allocations out of general and administrative to the other functions based on relative headcount. General and administrative headcount grew to 68 as of March 31, 2013 from 42 as of March 31, 2012.

Other Expense, net

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Other expense, net	$10	$119	$(109)	(91.6)%
Percentage of total revenues	—	0.5%

The decrease in other expense, net in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to an increase in interest income from marketable securities.

Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Provision for (benefit from) income taxes	$(24)	$24
Percentage of loss before income taxes	(0.1)%	0.3%

In the first quarter of both 2013 and 2012, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Cash flows provided by operating activities	$5,823	$2,052
Cash provided by (used in) investing activities	728	(37,752)
Cash provided by (used in) financing activities	3,033	(1,204)

Increase (decrease) in cash and cash equivalents	$9,584	$(36,904)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at March 31, 2013 consisted of $58.5 million of cash and cash equivalents and $85.3 million of short-term marketable securities. As of March 31, 2013, $1.1 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from March 31, 2013.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $5.8 million during the first quarter of 2013 compared to $2.1 million in the first quarter of 2012. The improvement in cash flows generated from operating activities primarily resulted from changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $5.8 million of cash provided by operating activities in the first quarter of 2013 resulted from our net loss of $16.6 million, offset by net non-cash charges of $9.4 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $11.6 million to $42.6 million at March 31, 2013 compared to $54.2 million at December 31, 2012, primarily as a result of a $13.8 million decrease in billings in the first quarter of 2013 compared to the fourth quarter of 2012. During the quarter, this was offset by a decrease of $1.9 million in invoices that were billed and collected in the same period at March 31, 2013 compared to December 31, 2012 and an increase in days billings outstanding to 100 days at March 31, 2013 compared to 96 days at December 31, 2012.

Accounts payable and other accrued liabilities decreased $0.3 million to $16.4 million at March 31, 2013 compared to $16.7 million at December 31, 2012, primarily due to the timing of payments.

Accrued payroll and related liabilities decreased $2.3 million to $5.1 million at March 31, 2013 compared to $7.4 million at December 31, 2012, primarily due to a decrease in accrued commissions as a result of decreased billings in the first quarter of 2013 compared to the fourth quarter of 2012, as well as a decrease in accrued bonuses as a result of our second half 2012 management bonus being paid in the first quarter of 2013.

Deferred revenue increased $4.4 million to $121.4 million at March 31, 2013 compared to $117.0 million at December 31, 2012, primarily due to new business and renewal-related billings, as well as billings for multi-year commitments, in the first quarter of 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, as well as payments for intangible assets and acquisitions. We realized proceeds from net investments of $0.7 million in the first quarter of 2013, which included $3.6 million provided by maturities and sales of marketable securities, net of purchases, offset by $2.9 million used for purchases of property and equipment. We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in all of 2013, primarily for the continued expansion of our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash provided by financing activities of $3.0 million in the first quarter of 2013 resulted from $3.6 million in cash receipts related to stock option exercises being offset by $0.6 million in principal payments on our term debt.

Debt Arrangements

Term Loan

We have a secured revolving loan facility and term loan facility of up to $30.0 million. Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio. The interest rate on this loan at March 31, 2013 was 2.28%. Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest.

As of March 31, 2013, we were out of compliance with the minimum adjusted EBITDA financial covenant under our credit facility with Silicon Valley Bank (“SVB”). On April 26, 2013, SVB waived their rights under the credit facility to either declare all or a portion of our outstanding obligations immediately due and payable or to increase interest on the obligations by 5.0%. Additionally, we have amended the minimum adjusted EBITDA financial covenant target for the remainder of 2013.

At March 31, 2013, we had $1.1 million of outstanding letters of credit, no revolving loans outstanding and $10.2 million of term loans outstanding at an interest rate of 2.28%.

Off-Balance Sheet Arrangements

Except as disclosed within Note 9 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of March 31, 2013, we held cash and cash equivalents and marketable securities of $173.5 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at March 31, 2013, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer and our Audit Committee concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

Based on the advice of counsel concerning the status of settlement discussions and on our own analysis, we currently believe it is probable that all liabilities can be settled by the payment of a royalty settlement of approximately $0.1 million, and in the first quarter of 2013 such amount was accrued and charged to cost of product revenues.

Item 1A. Risk Factors

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

Our transition from data centers managed by a third-party service provider to co-located facilities managed by our internal hosting operations team is complex, could result in operational inefficiencies or operational failures, and will require significant up front capital expenditures for equipment and infrastructure as well as increased personnel expense. In this regard, we anticipate making capital expenditures of approximately $10 million to $12 million in 2013 to purchase hosting equipment as well as for additional hosting services. If it takes longer than we expect to complete this transition, there may be a negative impact on our operating results, particularly if the scope of the project grows and we deploy additional resources and hire additional personnel to complete the project. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., South America and Europe. In addition to our existing presence in the U.S., South America and Europe, we are expanding our sales presence in the Asia Pacific region. Sales outside of the U.S. represented approximately 23% of our total revenues in the first quarter of 2013 and 23%, 21% and 21% of our total revenues for 2012, 2011 and 2010, respectively. As we continue to expand sales of our social business platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

From January 2011 through March 2013, we completed four acquisitions and may in the future acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We have incurred losses in each of the last five years and in 2013 to date, including a net loss of $16.6 million in the first quarter of 2013, $47.4 million in 2012 and $50.8 million in 2011. At March 31, 2013, we had an accumulated deficit of $168.8 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we are in the process of transitioning our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in recent periods, you should not consider our recent revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Additionally, we are still in the process of transitioning our hosting services to internally managed hosting facilities in both the United States and Europe. Approximately 100% of our hosted customers in the United States and 60% of our European hosted customers are operating within our own data centers. These facilities are subject to similar risks as those existing in our SunGard facilities as well as other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

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

We have experienced significant growth in recent periods. For example, we grew from 159 employees at December 31, 2009 to 592 at March 31, 2013. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

For example, on October 3, 2012, Bascom Research, LLC filed a complaint for patent infringement of U.S. Patent Numbers 7,111,232; 7,139,974; and 7,158,971 against us, among others, in the United States District Court for the Eastern District of

Virginia. The complaint seeks unspecified damages and an injunction against certain features of our products. The suit has been moved to the Northern District of California and is still pending. Based on the advice of counsel concerning the status of settlement discussions and on our own analysis, we currently believe it is probable that all liabilities can be settled by the payment of a royalty settlement of approximately $0.1 million, and in the first quarter of 2013 such amount was accrued and charged to cost of product revenues.

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

Additionally, in the United States, the central provisions of the Leahy-Smith America Invents Act (AIA) became effective on March 16, 2013. Among other things, this law will switch U.S. patent rights from the present “first-to-invent” system to a “first inventor-to-file” system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have the resources to file more patent applications.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, we are currently under a federal tax examination for the tax years ending December 31, 2011 and 2010. We do not anticipate the examinations will have a significant financial impact. At March 31, 2013, we were not under exam in any other jurisdictions.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

As of March 31, 2013, we had used approximately $22.3 million of those proceeds for the repayment of indebtedness, $13.4 million for purchase of property and equipment, primarily to build out our co-located data center, and $7.6 million in aggregate for the acquisitions in 2012. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

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

For further information, refer to the Note 3 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.

Item 5. Other Information

Acquisition of Clara Ehf.

On April 18, 2013, we acquired substantially all of the assets and certain related liabilities of Clara Ehf. (“Clara”), a private limited company founded in Iceland that provides a cloud-based analytics tool that allow businesses to understand, monitor and actively engage with community members across multiple online platforms. The total purchase consideration of $6.5 million was comprised entirely of cash.

Acquisition of StreamOnce, Inc.

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, Inc. (“StreamOnce”), whose product offers a platform that connects email information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration is comprised of $4.9 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 427,264 shares of common stock issued to certain StreamOnce employees will vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $5.8 million, which is being recognized as stock-based compensation over the two-year vesting period.

Departure of Director and Appointment of Director

On April 26, 2013, David G. DeWalt resigned as a member of our board of directors. Mr. DeWalt’s decision was not a result of any disagreement with any of our operations, policies or practices.

On April 29, 2013, our board of directors appointed Thomas J. Reilly to serve as a Class III director to fill the vacancy created by Mr. DeWalt’s resignation from the board of directors. In connection with the appointment to our board of directors, Mr. Reilly was also appointed to serve as a member of the Audit Committee. As a Class III director, Mr. Reilly will be subject to re-election at our 2014 annual meeting of stockholders.

From June 2012 through February 2013, Mr. Reilly served as a member of the board of directors of Eloqua until its acquisition by Oracle in February 2013. From October 2010 to May 2012, Mr. Reilly served as Vice President and General Manager of HP Enterprise Security Products, a division of Hewlett-Packard Company. Mr. Reilly served as Chief Executive Officer, President and Director of ArcSight, Inc. from October 2008, August 2007 and June 2008, respectively, until its acquisition by HP in October 2010. Mr. Reilly also previously served as the Chief Operating Officer of ArcSight, Inc. from November 2006 to September 2008. From April 2004 to November 2006, Mr. Reilly served as Vice President of Business Information Services at IBM, and from November 2000 until April 2004, Mr. Reilly served as Chief Executive Officer of Trigo Technologies, Inc. until its acquisition by IBM in April 2004. Mr. Reilly holds a B.S. in Mechanical Engineering from the University of California, Berkeley. Mr. Reilly currently serves on the board of directors of two privately held companies.

We believe that Mr. Reilly’s experience as Chief Executive Officer of a public company and 20 years of general management experience in enterprise software businesses ranging from start-up to public companies qualify him to serve as a member of our board of directors.

Mr. Reilly will participate in the non-employee director compensation arrangements described in our 2013 annual proxy statement filed with the Securities and Exchange Commission on April 10, 2013. Pursuant to those arrangements, Mr. Reilly will receive, the following initial equity awards:

•

An initial restricted stock unit (“RSU”) grant on May 3, 2013, with a fair value on the date of grant equal to $200,000; the RSUs granted will vest 25% on the first anniversary of the vesting commencement date with the remaining shares vesting quarterly over the next eight quarters; and

•

An initial option grant on May 3, 2013, with a fair value (based on Black-Scholes) on the date of grant equal to $200,000; the options granted will vest 25% on the first anniversary of the vesting commencement date with the remaining options vesting quarterly over the next eight quarters.

There are no arrangements or understandings between Mr. Reilly and any other persons pursuant to which Mr. Reilly was named a director. Mr. Reilly does not have any family relationship with any of our current directors or executive officers or any persons nominated or chosen by us to be a director or executive officer. In addition, Mr. Reilly is expected to execute our standard form of indemnification agreement. Mr. Reilly has not entered into any other material plan, contract, arrangement or amendment in connection with his appointment to our board of directors.

Mr. Reilly is not a party to any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws.(1) (Exhibit 3.4)

10.1	First Loan Modification Agreement with Silicon Valley Bank, dated April 26, 2013

10.2	Offer Letter, between Jive Software, Inc. and William Pierznik, dated March 28, 2011

10.3	Offer Letter, between Jive Software, Inc. and Oudi Antebi, dated May 10, 2011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive data Files on Exhibit 101, submitted electronically herewith, are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 or the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: May 1, 2013	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)