Form 10-Q
period 2013-06-30
Jive Software, Inc.
filed 2013-07-31
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of July 24, 2013 was 68,761,729.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$50,188	$48,955
Short-term marketable securities	84,651	96,492
Accounts receivable, net of allowances of $122 and $218	42,488	54,200
Prepaid expenses and other current assets	9,034	7,864

Total current assets	186,361	207,511
Marketable securities, noncurrent	26,068	22,607
Property and equipment, net of accumulated depreciation of $16,063 and $11,670	18,693	16,803
Goodwill	29,753	23,435
Intangible assets, net of accumulated amortization of $10,074 and $7,538	16,764	11,710
Other assets	326	214

Total assets	$277,965	$282,280

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,669	$9,557
Accrued payroll and related liabilities	5,363	7,357
Other accrued liabilities	7,377	7,123
Deferred revenue, current	96,794	87,698
Term debt, current	2,400	2,400

Total current liabilities	122,603	114,135
Deferred revenue, less current portion	31,321	29,349
Term debt, less current portion	7,200	8,400
Other long-term liabilities	1,154	538

Total liabilities	162,278	152,422
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000,000 shares; issued – 74,839,575 shares at June 30, 2013 and 72,312,111 at December 31, 2012; outstanding – 68,251,106 at June 30, 2013 and 65,399,489 at December 31, 2012	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	305,527	285,332
Accumulated deficit	(186,541)	(152,160)
Accumulated other comprehensive income	46	31

Total stockholders’ equity	115,687	129,858

Total liabilities and stockholders’ equity	$277,965	$282,280

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product	$31,559	$23,904	$62,222	$45,575
Professional services	3,683	3,046	6,872	6,693

Total revenues	35,242	26,950	69,094	52,268
Cost of revenues:
Product	9,540	7,135	18,752	13,957
Professional services	4,215	3,792	8,063	7,581

Total cost of revenues	13,755	10,927	26,815	21,538

Gross profit	21,487	16,023	42,279	30,730
Operating expenses:
Research and development	13,749	9,127	26,426	17,482
Sales and marketing	20,480	14,581	39,344	25,937
General and administrative	6,081	3,751	11,947	7,553

Total operating expenses	40,310	27,459	77,717	50,972

Loss from operations	(18,823)	(11,436)	(35,438)	(20,242)
Other income (expense), net:
Interest income	62	46	131	60
Interest expense	(105)	(144)	(180)	(232)
Other, net	(105)	(1)	(109)	(46)

Total other income (expense), net	(148)	(99)	(158)	(218)

Loss before provision for (benefit from) income taxes	(18,971)	(11,535)	(35,596)	(20,460)
Provision for (benefit from) income taxes	(1,191)	90	(1,215)	114

Net loss	$(17,780)	$(11,625)	$(34,381)	$(20,574)

Basic and diluted net loss per share	$(0.27)	$(0.19)	$(0.52)	$(0.33)

Shares used in basic and diluted per share calculations	66,816	61,924	66,285	61,685

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(17,780)	$(11,625)	$(34,381)	$(20,574)
Other comprehensive income (loss):
Foreign currency translation, net of tax	63	22	103	17
Unrealized loss on marketable securities, net of tax	(65)	(7)	(88)	(9)

Other comprehensive income (loss):	(2)	15	15	8

Comprehensive loss	$(17,782)	$(11,610)	$(34,366)	$(20,566)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(34,381)	$(20,574)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,787	4,603
Stock-based compensation	14,389	7,249
Change in deferred taxes	(1,351)	—
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	11,712	2,980
Prepaid expenses and other assets	(1,009)	(376)
Increase (decrease), net of acquisitions, in:
Accounts payable	(355)	166
Accrued payroll and related liabilities	(1,963)	(786)
Other accrued liabilities	100	(124)
Deferred revenue	11,068	9,656
Other long-term liabilities	40	402

Net cash provided by operating activities	6,037	3,196
Cash flows from investing activities:
Payments for purchase of property and equipment	(4,789)	(5,913)
Purchases of marketable securities	(58,780)	(65,848)
Sales of marketable securities	23,721	—
Maturities of marketable securities	42,330	—
Acquisitions, net of cash acquired	(11,047)	—

Net cash used in investing activities	(8,565)	(71,761)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,341	869
Taxes paid related to net share settlement of equity awards	(392)	—
Payments of initial public offering expenses	—	(1,014)
Repayments of term loans	(1,200)	(1,250)

Net cash provided by (used in) financing activities	3,749	(1,395)

Net increase (decrease) in cash and cash equivalents	1,221	(69,960)
Effect of exchange rate changes	12	(3)
Cash and cash equivalents, beginning of period	48,955	180,649

Cash and cash equivalents, end of period	$50,188	$110,686

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include:

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill and other long-lived assets;

•	the useful lives of fixed assets;

•	the recoverability of deferred income tax assets and liabilities;

•	the allowance for doubtful accounts;

•	research and development expenses related to the development of internal-use software;

•	valuation of acquired intangibles;

•	the fair value of contingent consideration; and

•	estimates related to revenue recognition.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3.	Acquisitions

Clara Ehf. (“Clara”)

On April 18, 2013, we acquired substantially all of the assets and certain related liabilities of Clara, a private limited company founded in Iceland that provides a cloud-based analytics tool that allows businesses to understand, monitor and actively engage with community members within online platforms. The total purchase consideration of approximately $6.5 million was comprised entirely of cash.

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Current assets	$81	—
Goodwill	3,161	—
Other intangible assets:
Core technology	2,315	5 years
Covenant not to compete	227	2 years
Customer relationships	570	3 years
Trade names	230	3 years

	3,342
Current liabilities	(96)	—

Net assets acquired	$6,488

The key factor attributable to the creation of goodwill by the transaction is the synergies created by the integration of the Clara analytics technology with our social platform, for both internal and external communities. All of the goodwill is expected to be deductible for income tax purposes.

Transaction costs of $0.2 million associated with the acquisition of Clara were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

Clara’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. Revenue and earnings information since the date of acquisition was not material to the current period financial statements.

StreamOnce, Inc. (“StreamOnce”)

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, whose product offers a platform that connects third-party information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration is comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees will vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $6.4 million, which is being recognized as stock-based compensation over the two-year vesting period. Additionally, certain StreamOnce employees may receive additional consideration, not to exceed $0.7 million, if our bookings and customer count relating to the acquired business exceed certain thresholds over an 18-month period commencing as of the acquisition date (the “Earnout”).

We recorded a contingent consideration liability of approximately $0.6 million within other accrued liabilities in our Consolidated Balance Sheets as of the acquisition date related to the Earnout. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement as defined within Note 8 of this Quarterly Report. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future bookings and customer count related to our acquisition of StreamOnce, during the Earnout period. As of June 30, 2013, the estimated fair value of the contingent consideration was re-measured and, as a result, increased approximately $19,000, primarily as a result of the passage of time and corresponding impact of discounting.

The allocation of the purchase price was as follows (dollars in thousands):

Cash paid	$4,667
Value of common stock issued	852
Contingent consideration	576

Total transaction consideration:	$6,095

		Useful Life
Current assets	$108	—
Goodwill	3,157	—
Other intangible assets:
Core technology	3,671	5 years
Covenant not to compete	459	3 years
Trade names	118	3 years

	4,248
Current liabilities	(67)	—
Deferred tax liability	(1,351)	—

Net assets acquired	$6,095

The goodwill recorded in connection with the acquisition of StreamOnce is primarily related to the ability of StreamOnce to increase viral adoption with our users by integrating both existing third-party business applications with our platform and from the expected synergies to be achieved in connection with the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

In connection with the StreamOnce acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released and was recorded as a benefit from income taxes in the unaudited Consolidated Statement of Operations for the three and six months ending June 30, 2013.

Transaction costs of $0.2 million associated with the acquisition of StreamOnce were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

StreamOnce’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements. Revenue and earnings information since the date of acquisition was not material to the current period financial statements. Additionally, the aggregate impact of acquisitions made in 2012 and 2013 was not material to prior or current period financial statements.

Note 4.	Stock-Based Compensation

Stock Plan and Option Activity

Certain information regarding stock option activity for the six-month period ended June 30, 2013 and stock options outstanding as of June 30, 2013 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2012	2,066,341	12,814,724	$4.93
Additional shares reserved	2,576,618
Stock options granted	(587,049)	587,049	15.55
Restricted stock units (“RSUs”) granted	(2,182,604)	—	—
Performance stock units (“PSUs”) granted	(35,000)	—	—
Forfeited – Stock options	437,181	(437,181)	9.59
Forfeited – Restricted stock units	197,950	—	—
Exercised	—	(1,808,788)	2.94

Balances, June 30, 2013	2,473,437	11,155,804	$5.63	6.56	$139,989

Exercisable at June 30, 2013		6,586,590	$3.28	5.85	$98,067

Vested and expected to vest		10,881,180	$5.48	6.52	$138,108

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2012	2,681,944	$16.36
Granted RSUs	2,182,604	15.52
Granted PSUs	35,000	16.41
Vested	(535,916)	14.08
Forfeited – RSUs	(197,950)	19.42
Forfeited – RSAs	(32,250)	4.32

Balances, June 30, 2013	4,133,432	$16.21

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenues	$777	$528	$1,298	$786
Research and development	3,395	1,533	5,627	2,480
Sales and marketing	2,405	928	4,629	1,454
General and administrative	1,673	1,175	2,835	2,529

	$8,250	$4,164	$14,389	$7,249

As of June 30, 2013, unrecognized stock-based compensation related to all stock-based awards was $97.1 million, which will be recognized over the weighted average remaining vesting period of 2.56 years.

Note 5.	Earnings Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(17,780)	$(11,625)	$(34,381)	$(20,574)

Denominator:
Weighted-average common shares outstanding	67,375	62,555	66,902	62,408
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(559)	(631)	(617)	(723)

Weighted-average shares used to compute net loss per share, basic and diluted	66,816	61,924	66,285	61,685

Net loss per share, basic and diluted	$(0.27)	$(0.19)	$(0.52)	$(0.33)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2013	2012
Shares subject to outstanding common stock options	11,155,804	15,609,156
Unvested restricted common stock	4,133,432	1,625,586
Common stock subject to repurchase	718,616	—

	16,007,852	17,234,742

Note 6.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Six Months Ended June 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$23,435	$17,265
Acquisition of Producteev	—	4,186
Acquisition of Bitplay (“Meetings.io”)	—	1,984
Acquisition of Clara	3,161	—
Acquisition of StreamOnce	3,157	—

Balance, end of period	$29,753	$23,435

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	June 30, 2013	December 31, 2012
Acquired technology	5-7 years	$20,441	$14,455
Accumulated amortization		(6,226)	(4,650)

		14,215	9,805
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(1,930)

		—	500
Covenant not to compete	1-4 years	2,028	1,342
Accumulated amortization		(916)	(677)

		1,112	665
Other	2-7 years	1,939	1,021
Accumulated amortization		(502)	(281)

		1,437	740

Total intangible assets, net		$16,764	$11,710

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$1,404	$870	$2,536	$1,759

Expected future amortization expense as of June 30, 2013 is as follows (in thousands):

Remainder of 2013	$2,457
2014	4,862
2015	4,622
2016	2,732
2017	1,715
Thereafter	376

$16,764

Note 7.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following (in thousands):

June 30, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$41,191	$—	$—	$41,191
Cash equivalents:
Money market mutual funds	8,997	—	—	8,997

Total cash equivalents	8,997	—	—	8,997

Total cash and cash equivalents	50,188	—	—	50,188

Short-term marketable securities:
Commercial paper	7,092	—	—	7,092
Corporate notes and bonds	43,255	—	13	43,242
Government obligations	8,226	2	—	8,228
U.S. agency obligations	26,083	6	—	26,089

Total short-term marketable securities	84,656	8	13	84,651

Marketable securities, noncurrent:
Corporate notes and bonds	10,462	—	43	10,419
U.S. agency obligations	15,662	—	13	15,649

Total marketable securities, noncurrent	26,124	—	56	26,068

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$160,968	$8	$69	$160,907

December 31, 2012
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$48,447	$—	$—	$48,447
Cash equivalents:
Money market mutual funds	452	—	—	452
Corporate notes and bonds	56	—	—	56

Total cash equivalents	508	—	—	508

Total cash and cash equivalents	48,955	—	—	48,955

Short-term marketable securities:
Commercial paper	8,493	—	—	8,493
Corporate notes and bonds	34,637	1	—	34,638
Government obligations	10,104	2	—	10,106
U.S. agency obligations	43,231	24	—	43,255

Total short-term marketable securities	96,465	27	—	96,492

Marketable securities, noncurrent:
Corporate notes and bonds	14,386	—	2	14,384
Government obligations	2,721	1	—	2,722
U.S. agency obligations	5,499	2	—	5,501

Total marketable securities, noncurrent	22,606	3	2	22,607

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$168,026	$30	$2	$168,054

As of June 30, 2013 and December 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of June 30, 2013, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$84,651
Due within 1 year through 2 years	26,068

Total marketable securities	$110,719

Note 8.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$8,997	$—	$—	$8,997
Marketable securities
Commercial paper	—	7,092	—	7,092
Corporate notes and bonds	—	53,661	—	53,661
Government obligations	—	8,228	—	8,228
U.S. government and agency	—	41,738	—	41,738

		110,719	—	110,719
Contingent consideration
Earnout liability	—	—	595	595

Total	$8,997	$110,719	$595	$120,311

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market mutual funds	$56	$—	$—	$56
Corporate notes and bonds	—	452	—	452

	56	452	—	508
Marketable securities
Commercial paper	—	8,493	—	8,493
Corporate notes and bonds	—	49,022	—	49,022
Government obligations	—	12,828	—	12,828
U.S. government and agency	—	48,756	—	48,756

	—	119,099	—	119,099

Total	$56	$119,551	$—	$119,607

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012 and March 31, 2013	$—
Addition related to Earnout for StreamOnce acquisition	576
Increase in Earnout due to re-measurement	19

Balance at June 30, 2013	$595

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

During the three and six-month periods ended June 30, 2013 and 2012, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

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

Our contingent consideration was re-measured at fair value as of June 30, 2013 and falls under Level 3 of the fair value hierarchy, as the forecasted bookings and customer count are based on internal forecasts, and are not directly observable.

We did not have any financial liabilities that were measured at fair value on a recurring basis at December 31, 2012.

There were no changes to our valuation techniques during the first six months of 2013.

Note 9.	Long-Term Debt

At June 30, 2013, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding and $9.6 million of term loans outstanding at an interest rate of 2.28%. We were in compliance with all covenants as of June 30, 2013.

Note 10.	Commitments and Contingencies

In addition to $24.8 million in future payments under our operating leases, we have commitments under non-cancelable purchase orders, primarily relating to our annual user conference and capital expenditures for our data center, totaling $3.5 million at June 30, 2013. The non-cancelable purchase order commitments will be filled at various times through the fourth quarter of 2014; and our longest operating lease expires in May 2023.

Legal Matters

In October 2012, Bascom Research, LLC filed a complaint for patent infringement against us, among others, in the United States District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. In May 2013, we entered into a settlement and license agreement with Bascom. The cost of such settlement was consistent with amounts accrued for settlement and was not material to our business, financial condition, or results of operations.

Note 11.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$70	$114	$124	$308
Cash paid for income taxes	31	13	53	115

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of StreamOnce	$852	$—	$852	$—

Note 12.	Related-party transactions

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

	June 30, 2013	December 31, 2012
Current deferred revenue	$945	$1,043
Non-current deferred revenue	519	598

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$416	$123	$730	$239

Note 13.	New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted ASU 2013-02 effective January 1, 2013. However, we did not have any reclassifications during the first six months of 2013 that would require additional disclosure under this pronouncement.

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

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 70.3% of revenues derived from our Jive Social Business Platform in the first six months of 2013 compared to 63.8% in the first six months of 2012. As the market for social business software within the enterprise continues to grow, we expect revenues from internally focused communities to continue to be higher than revenues generated from externally focused communities.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, one of our public cloud services that is on a quarterly release cycle and is a non-customizable version of our platform. In the first six months of 2013, product revenues from all public cloud deployments, including Jive Cloud, represented 62.9% of total product revenues compared to 62.5% in the first six months of 2012. With the release of Jive Cloud and the overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 77.2% of total revenues in the first six months of 2013 compared to 77.8% in the first six months of 2012. We are continuing to focus on expanding our sales headcount and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In response to our growing customer base outside of the United States, as well as the increase in public cloud deployments, we opened an internally managed data center in the Netherlands in 2012. Additionally, we continued our investment in our hosting infrastructure by starting the build-out of another internally managed data center in Asia during the second quarter of 2013 as we continue to focus on international expansion in the region. We also began the build-out of a second data center in the United States in the second quarter of 2013. We expect both the Asia data center and second United States data center to be operational in the second half of 2013.

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

Additionally, in the second quarter of 2013, we acquired two businesses to enhance and strengthen our platform. On April 18, 2013, we acquired substantially all of the assets and certain related liabilities of Clara Ehf. (“Clara”), a private limited company founded in Iceland that provides a cloud-based analytics tool that allows businesses to understand, monitor and actively engage with community members within online platforms. The total purchase consideration of $6.5 million was comprised entirely of cash.

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, whose product offers a platform that connects third-party information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration is comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees will vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $6.4 million, which is being recognized as stock-based compensation over the two-year vesting period. Additionally, certain StreamOnce employees may receive additional consideration, not to exceed $0.7 million, if our bookings and count exceed certain thresholds over an 18-month period commencing as of the acquisition date.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of our customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-

over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity has historically resulted in the value of invoices that we generate in the fourth quarter increasing in proportion to our billings in the other three quarters of our fiscal year. We expect this trend to continue in future years.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first six months of 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our 2012 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2013.

New Accounting Pronouncements

See Note 13 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review billings, a non-GAAP measure, and the number of Jive Social Business Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Three Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Total revenues	$35,242	$26,950	$8,292	30.8%
Deferred revenue, end of period	128,115	87,482	40,633	46.4%
Less: deferred revenue, beginning of period	(121,405)	(80,710)	(40,695)	50.4%

Billings	$41,952	$33,722	$8,230	24.4%

	Six Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Total revenues	$69,094	$52,268	$16,826	32.2%
Deferred revenue, end of period	128,115	87,482	40,633	46.4%
Less: deferred revenue, beginning of period	(117,047)	(77,826)	(39,221)	50.4%

Billings	$80,162	$61,924	$18,238	29.5%

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

Billings for consulting services can occur on either a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon signing and 50% upon completion of the project.

The increase in billings in the period presented was primarily driven by upsell of our products to existing customers, the addition of new customers, increased billings for professional services work, a subset of customers electing to renew their existing subscription and pay in full for a new subscription term greater than 12 months, and a subset of customers electing to renew existing subscriptions that have not yet expired at the same time as purchasing new products in an upsell transaction.

Notwithstanding the increase in total billings in both of the comparative periods presented, as the social business market continues to move to the mainstream buyer, we saw sales cycles extend for some sizeable transactions, which adversely impacted new business billings in the second quarter of 2013.

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

Our Jive Social Business Platform customer count was as follows:

	As of June 30,
	2013	2012	Change	% Change
Jive Social Business Platform customer count	848	707	141	19.9%

Our product revenue grew by 37% in the first six months of 2013 compared to the first six months of 2012. Our product revenue has grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and as the average contract size has increased over that time.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to sales of our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in limited instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value of all the various services provided. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

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

Research and Development

In the first quarter of 2013, we began capitalizing costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. Once complete, our internal-use software related to our platform service will be amortized on a straight-line basis over its estimated useful life and recorded as a component of Cost of product revenues. We capitalized $0.6 million and $0.8 million of internally developed computer software costs in the three and six-month periods ended June 30, 2013, respectively.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended June 30, 2013(1)(2)		Three Months Ended June 30, 2012(1)(2)
Revenues:
Products	$31,559	89.5%	$23,904	88.7%
Professional services	3,683	10.5%	3,046	11.3%

Total revenues	35,242	100.0%	26,950	100.0%
Cost of revenues:
Products	9,540	27.1%	7,135	26.5%
Professional services	4,215	12.0%	3,792	14.1%

Total cost of revenues	13,755	39.0%	10,927	40.5%

Gross profit:
Products	22,019	62.5%	16,769	62.2%
Professional services	(532)	(1.5)%	(746)	(2.8)%

Total gross profit	21,487	61.0%	16,023	59.5%
Operating expenses:
Research and development	13,749	39.0%	9,127	33.9%
Sales and marketing	20,480	58.1%	14,581	54.1%
General and administrative	6,081	17.3%	3,751	13.9%

Total operating expenses	40,310	114.4%	27,459	101.9%

Loss from operations	(18,823)	(53.4)%	(11,436)	(42.4)%
Other income (expense), net	(148)	(0.4)%	(99)	(0.4)%

Loss before provision for (benefit from) income taxes	(18,971)	(53.8)%	(11,535)	(42.8)%
Provision for (benefit from) income taxes	(1,191)	(3.4)%	90	0.3%

Net loss	$(17,780)	(50.5)%	$(11,625)	(43.1)%

Basic and diluted net loss per common share	$(0.27)		$(0.19)

Shares used in per share calculations	66,816		61,924

	Six Months Ended June 30, 2013(1)(2)		Six Months Ended June 30, 2012(1)(2)
Revenues:
Products	$62,222	90.1%	$45,575	87.2%
Professional services	6,872	9.9%	6,693	12.8%

Total revenues	69,094	100.0%	52,268	100.0%
Cost of revenues:
Products	18,752	27.1%	13,957	26.7%
Professional services	8,063	11.7%	7,581	14.5%

Total cost of revenues	26,815	38.8%	21,538	41.2%

Gross profit:
Products	43,470	62.9%	31,618	60.5%
Professional services	(1,191)	(1.7)%	(888)	(1.7)%

Total gross profit	42,279	61.2%	30,730	58.8%
Operating expenses:
Research and development	26,426	38.2%	17,482	33.4%
Sales and marketing	39,344	56.9%	25,937	49.6%
General and administrative	11,947	17.3%	7,553	14.5%

Total operating expenses	77,717	112.5%	50,972	97.5%

Loss from operations	(35,438)	(51.3)%	(20,242)	(38.7)%
Other income (expense), net	(158)	(0.2)%	(218)	(0.4)%

Loss before provision for (benefit from) income taxes	(35,596)	(51.5)%	(20,460)	(39.1)%
Provision for (benefit from) income taxes	(1,215)	(1.8)%	114	0.2%

Net loss	$(34,381)	(49.8)%	$(20,574)	(39.4)%

Basic and diluted net loss per common share	$(0.52)		$(0.33)

Shares used in per share calculations	66,285		61,685

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended June 30, 2013(2)		Three Months Ended June 30, 2012(2)
Cost of revenues	$777	2.2%	$528	2.0%
Research and development	3,395	9.6%	1,533	5.7%
Sales and marketing	2,405	6.8%	928	3.4%
General and administrative	1,673	4.7%	1,175	4.4%

	$8,250	23.4%	$4,164	15.5%

	Six Months Ended June 30, 2013(2)		Six Months Ended June 30, 2012(2)
Cost of revenues	$1,298	1.9%	$786	1.5%
Research and development	5,627	8.1%	2,480	4.7%
Sales and marketing	4,629	6.7%	1,454	2.8%
General and administrative	2,835	4.1%	2,529	4.8%

	$14,389	20.8%	$7,249	13.9%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Products	$31,559	$23,904	$7,655	32.0%
Professional services	3,683	3,046	637	20.9%

Total revenues	$35,242	$26,950	$8,292	30.8%

	Six Months Ended June 30,		Dollar
	2013	2012	Change	% Change
Products	$62,222	$45,575	$16,647	36.5%
Professional services	6,872	6,693	179	2.7%

Total revenues	$69,094	$52,268	$16,826	32.2%

Products Revenues

The increases in products revenues in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily the result of an increase in the aggregate number of customers on the Jive Social Business Platform, which grew to 848 as of June 30, 2013 from 707 as of June 30, 2012, as well as an increase in the average customer contract size over the same period.

Certain information regarding our revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Dollar value of total revenues generated in the U.S.	$27.3 million	$20.9 million	$53.3 million	$40.7 million
Percentage of total revenues generated in the U.S.	77.6%	77.4%	77.2%	77.8%
Product revenues from public cloud deployments as percentage of total product revenues	63.4%	62.7%	62.9%	62.5%
Product revenues from private cloud deployments as percentage of total product revenues	36.6%	37.3%	37.1%	37.5%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	70.0%	63.8%	70.3%	63.8%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	30.0%	36.2%	29.7%	36.2%

Professional Services Revenues

The increases in professional services revenues in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to the increases in the number of customers on the Jive Social Business Platform over the same periods. However, Professional services revenues as a percent of product revenues decreased by 8% and 25%, respectively, as continued enhancements of the core product have decreased the amount and type of customization requested by our customers.

We offer professional services as both standalone and bundled services. When sold as standalone, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three-month period ended June 30, 2013 increased $0.5 million compared to the same period of 2012; while standalone professional services revenues decreased $0.2 million in the six-months ended June 2013 compared to the same period for 2012.

Cost of Revenues and Gross Margins

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Cost of revenues: products	$9,540	$7,135	$2,405	33.7%
Products gross margin	69.8%	70.2%
Cost of revenues: professional services	$4,215	$3,792	$423	11.2%
Professional services gross margin	(14.4)%	(24.5)%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Cost of revenues: products	$18,752	$13,957	$4,795	34.4%
Products gross margin	69.9%	69.4%
Cost of revenues: professional services	$8,063	$7,581	$482	6.4%
Professional services gross margin	(17.3)%	(13.3)%

Cost of Revenues: Products

The increases in cost of revenues for products in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to the increases in products revenues and included the following:

•	a $0.8 million and a $1.6 million increase, respectively, in salaries and benefits related to increased headcount in our hosting and support personnel;

•	a $0.7 million and a $1.4 million increase, respectively, in depreciation expense;

•	a $0.6 million and a $1.0 million increase, respectively, in third-party royalties;

•	a $0.3 million and a $0.4 million increase, respectively, in intangible amortization; and

•	a $0.3 million and a $0.5 million increase, respectively, in allocations for IT and facilities costs.

In addition, the six-month period included a $0.3 million increase in rent expense.

These factors were partially offset by a $0.3 million and a $0.4 million decrease, respectively, in third-party hosting and subscription services.

The increases in cost of revenues for products in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were also attributable to our third-party data center costs and increased headcount in our hosting department, which grew to 38 employees as of June 30, 2013 from 29 employees as of June 30, 2012, due to the increase in the mix of revenue towards our public cloud deployment model, our programs to scale our public cloud capabilities for future growth, and an increase in amortization of acquired intangibles as a result of acquisitions made in the fourth quarter of 2012 and in the second quarter of 2013. Additionally, headcount in our support organization grew to 57 employees as of June 30, 2013 from 42 employees as of June 30, 2012.

The decrease in products gross margin for the three-month period ended June 30, 2013 compared to the same period of 2012 was primarily driven by an increase in intangible amortization related to two acquisitions in the second quarter of 2013.

The increase in products gross margin for the six-month period ended June 30, 2013 compared to the same period of 2012, was driven by efficiencies gained through utilization of our internally managed data centers as we fully transitioned our existing public cloud customers from a third-party hosting service to our managed data centers; partially offset by an increase in intangible amortization related to two acquisitions in the second quarter of 2013.

For the remainder of 2013, we expect cost of revenues for products as a percentage of total revenues to be relatively consistent with the first six months of 2013.

Cost of Revenues: Professional Services

The increases in cost of revenues for professional services in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to increases in third-party consulting fees of $0.2 million and $0.3 million, respectively, increases in travel and entertainment of $0.1 million and $0.1 million, respectively, as well as an increase in allocations for IT and facilities costs of $0.1 million and $0.1 million, respectively.

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

Professional services revenues recognized from non-multiple-element arrangements, as a percentage of total professional services revenues, was 37% higher in the three-month period ended June 30, 2013 compared to the same periods of 2012, resulting in a greater percentage of the professional services revenues related to professional services performed in the current period being fully recognized in the current period which improved professional services gross margin.

Conversely, professional services revenues recognized from non-multiple-element arrangements, as a percentage of total professional services revenues, was 10% lower in the six-month period ended June 30, 2013 compared to the same periods of 2012, resulting in a greater percentage of the professional services revenues related to professional services performed in the current periods being recognized ratably over the contract term, which typically extends beyond the current period.

For the remainder of 2013, we expect cost of revenues for professional services as a percentage of total revenues to be relatively consistent or increase slightly from the first six months of 2013.

Research and Development Costs

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Research and development	$13,749	$9,127	$4,622	50.6%
Percentage of total revenues	39.0%	33.9%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Research and development	$26,426	$17,482	$8,944	51.2%
Percentage of total revenues	38.2%	33.4%

The increases in research and development expenses in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to:

•

a $3.6 million and a $7.0 million increase, respectively, in salaries and benefits and other employee related expenses, which includes a $1.9 million and a $3.1 million increase, respectively, in stock-based compensation;

•	a $0.1 million and a $0.5 million increase, respectively, in professional consulting fees;

•	a $0.2 million and a $0.2 million increase, respectively, in travel and entertainment;

•	a $0.4 million and a $0.7 million increase, respectively, in allocations for IT and facilities; and

•	a $0.3 million and a $0.5 million increase, respectively, in subscription services, professional services, and depreciation.

The increases in salaries and benefits were a result of increasing our research and development headcount to 205 as of June 30, 2013 from 146 as of June 30, 2012.

Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to the development phase of internal-use software. We capitalized $0.6 million and $0.8 million in the three and six-month periods ended June 30, 2013, respectively, of these costs, which would have been recognized as research and development expense.

For the remainder of 2013, we expect research and development expense as a percentage of total revenues to be relatively consistent or decrease slightly from the first six months of 2013.

Sales and Marketing

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Sales and marketing	$20,480	$14,581	$5,899	40.5%
Percentage of total revenues	57.6%	54.1%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Sales and marketing	$39,344	$25,937	$13,407	51.7%
Percentage of total revenues	56.9%	49.6%

The increases in sales and marketing expenses in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to:

•

a $4.2 million and an $8.6 million increase, respectively, in salaries and benefits, which includes a $0.3 million and a $1.3 million increase, respectively, in commission expense and a $1.5 million and a $3.2 million increase, respectively, in stock-based compensation;

•	a $0.2 million and a $1.9 million increase, respectively, in general marketing expense;

•	a $0.5 million and a $1.0 million increase, respectively, in travel costs;

•	a $0.4 million and a $0.7 million increase, respectively, in allocations for IT and facilities; and

•	a $0.5 million and a $0.9 million increase, respectively, in subscription services, amortization, and depreciation expenses.

In addition, the six-month period included a $0.3 million increase in consulting fees.

These increases were primarily a result of increasing our sales and marketing headcount to 204 as of June 30, 2013 from 133 as of June 30, 2012.

For the remainder of 2013, we expect sales and marketing expense as a percentage of total revenues to be relatively consistent or increase slightly from the first six months of 2013.

General and Administrative

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
General and administrative	$6,081	$3,751	$2,330	62.1%
Percentage of total revenues	17.3%	13.9%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
General and administrative	$11,947	$7,553	$4,394	58.2%
Percentage of total revenues	17.3%	14.5%

The increases in general and administrative expenses in the three and six-month periods ended June 30, 2013 compared to the same periods of 2012 were primarily due to:

•

a $1.3 million and a $2.0 million increase, respectively, in salaries and benefits, which was primarily as a result of increased headcount, as well as a $0.5 million and a $0.3 million increase, respectively, in stock-based compensation;

•	a $1.2 million and a $2.5 million increase, respectively, in professional fees, which was driven by a $0.2 million and a $0.8 million increase, respectively, in recruiting fees;

•	a $0.2 million and a $0.2 million increase, respectively, in travel costs;

•	a $0.6 million and a $1.2 million increase, respectively, in facilities and office related expenses; and

•	a $0.1 million and a $0.4 million increase, respectively, related to subscription and other miscellaneous expenses.

These increases were offset by a $1.1 million and a $1.9 million increase, respectively, in overhead allocations out of general and administrative to the other functions based on relative headcount. General and administrative headcount grew to 74 as of June 30, 2013 from 48 as of June 30, 2012.

For the remainder of 2013, we expect general and administrative expense as a percentage of total revenues to be relatively consistent or decrease slightly from the first six months of 2013.

Other Expense, net

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Other expense, net	$148	$99	$49	49.5%
Percentage of total revenues	0.4%	0.4%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Other expense, net	$158	$218	$(60)	(27.5)%
Percentage of total revenues	0.2%	0.4%

The changes in other expense, net, in the three and six months ended June 30, 2013 to the same periods of 2012, were primarily related to the net effect of interest income and interest expense from marketable securities during the periods.

Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012
Provision for (benefit from) for income taxes	$(1,191)	$90
Percentage of loss before income taxes	(6.3)%	0.8%

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Provision for (benefit from) for income taxes	$(1,215)	$114
Percentage of loss before income taxes	(3.4)%	0.6%

In both the 2013 and 2012 periods, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

In both the 2013 periods, in connection with the StreamOnce acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released and was recorded as a benefit from income taxes in the income statement for the three and six months ending June 30, 2013.

Liquidity and Capital Resources

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Cash flows provided by operating activities	$6,037	$3,196
Cash used in investing activities	(8,565)	(71,761)
Cash provided by (used in) financing activities	3,749	(1,395)

Increase (decrease) in cash and cash equivalents	$1,221	$(69,960)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at June 30, 2013 consisted of $50.2 million of cash and cash equivalents and $84.7 million of short-term marketable securities. As of June 30, 2013, $1.4 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from June 30, 2013.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $6.0 million during the first six months of 2013 compared to $3.2 million in the first six months of 2012. The improvement in cash flows generated from operating activities primarily resulted from changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $6.0 million of cash provided by operating activities in the first six months of 2013 resulted from our net loss of $34.2 million, offset by net non-cash charges of $20.8 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $11.7 million to $42.5 million at June 30, 2013 compared to $54.2 million at December 31, 2012, primarily as a result of a $10.1 million decrease in billings in the second quarter of 2013 compared to the fourth quarter of 2012. Additionally, during the quarter, there was an increase of $1.9 million in invoices that were billed and collected in the same period at June 30, 2013 compared to December 31, 2012, as well as a decrease in days billings outstanding to 92 days at June 30, 2013 compared to 96 days at December 31, 2012.

Accounts payable and other accrued liabilities increased $1.3 million to $18.0 million at June 30, 2013 compared to $16.7 million at December 31, 2012, primarily due to the timing of payments and in increase in operating expenses.

Accrued payroll and related liabilities decreased $2.0 million to $5.4 million at June 30, 2013 compared to $7.4 million at December 31, 2012, primarily due to a decrease in accrued commissions as a result of decreased billings in the second quarter of 2013 compared to the fourth quarter of 2012, as well as a decrease in accrued bonuses as a result of our annual 2012 executive bonus being accrued for a full year as of December 31, 2012 compared to six months being accrued for the 2013 annual executive bonus as of June 30, 2013. The decrease was also attributable to a decrease in attainment of the bonus targets period over period.

Deferred revenue increased $11.1 million to $128.1 million at June 30, 2013 compared to $117.0 million at December 31, 2012, primarily due to new business and renewal-related billings, as well as billings for multi-year commitments, in the first six months of 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, as well as payments for intangible assets and acquisitions. We utilized $8.6 million in net investing activities during the first six months of 2013, which included $4.8 million used for purchases of property and equipment and $11.0 million for acquisitions, offset by $7.3 million provided by maturities and sales of marketable securities, net of purchases. We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in all of 2013, primarily for the continued expansion of our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash provided by financing activities of $3.7 million in the first six months of 2013 resulted from $5.3 million in cash receipts related to stock option exercises being offset by $1.2 million in principal payments on our term debt and $0.4 million in taxes paid related to the net settlement of equity awards.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At June 30, 2013, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding and $9.6 million of term loans outstanding at an interest rate of 2.28% and we were in compliance with all financial and restrictive covenants.

Off-Balance Sheet Arrangements

Except as disclosed within Note 10 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of June 30, 2013, we held cash and cash equivalents and marketable securities of $160.9 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at June 30, 2013, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer and our Audit Committee concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, we may be subject to lawsuits, claims or proceedings. We have been, and may in the future be, put on notice and/or sued by third parties for alleged infringement of their proprietary rights, including patent infringement.

For example, in October 2012, Bascom Research, LLC filed a complaint for patent infringement against us, among others, in the United States District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. In May 2013, we entered into a settlement and license agreement with Bascom. The cost of such settlement was consistent with amounts accrued for settlement and was not material to our business, financial condition, or results of operations.

Any additional claims against us, regardless of the merits, could be time consuming, result in costly litigation, require significant amounts of legal and other operational resources and divert our attention from executing on our business plans. The results of any future lawsuits, claims and proceedings cannot be predicted with certainty.

Item 1A. Risk Factors

Risks Related to our Business and Industry

Our future growth is, in large part, dependent upon the widespread adoption of social business software by enterprises and it is difficult to forecast the rate at which this will happen.

Social business software for enterprises remains at an early stage of technological and market development and the extent to which social business software will become widely adopted remains uncertain. It continues to remain difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market or the entry of competitive solutions. Any expansion of the social business software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with social business software. If social business software does not achieve widespread adoption, or there is a reduction in demand for social business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, are customers of our competitors, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

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

Additionally, our quarterly sales cycles are frequently more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks of the quarter. If this trend continues or becomes more exaggerated, it could negatively impact the timing of recognized revenues, cash collections and delivery of professional services in subsequent periods. Furthermore, the concentration of contract negotiations in the last few weeks of the quarter could require us to hire additional sales, legal and finance employees. For example, in the second quarter of 2013, we saw sales cycles extend for some sizeable transactions, which adversely impacted new business billings during the quarter.

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

The market for social business software is still in its early stages of development and intensely competitive, and if we do not compete effectively, our business will be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, or our competitors may enter into strategic alliances with each other, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to enterprise customers, and in June 2013, Oracle and salesforce.com announced a new strategic partnership to integrate their cloud applications. To the extent that our competitors are successful in combining these social networking capabilities with their existing products, we could experience increased competition, which could adversely affect our billings, revenues and margins.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

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

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from ongoing or future state and local sales tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

Based on the factors described above, we believe that our quarterly operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be indicative of future results.

In addition, due to our evolving business model, the rapid pace of technological change, the unpredictability of the emerging market in which we participate, and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future revenues and future anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers, or the price for which we are able to sell our platform is below our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Furthermore, we may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock could decline. If one or more of the securities analysts who cover us change their recommendation regarding our stock adversely, the market price for our common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., the Asia Pacific region, South America and Europe. Sales outside of the U.S. represented approximately 23% of our total revenues in the first six months of 2013 and 23%, 21% and 21% of our total revenues for 2012, 2011 and 2010, respectively. As we continue to expand sales of our social business platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

From January 2011 through June 30 2013, we completed six acquisitions. We may in the future acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs, which would be recognized as a current period expense;

•	inability to generate sufficient revenues to offset acquisition or investment costs;

•	the inability to maintain relationships with customers and partners of the acquired business;

•	the difficulty of incorporating acquired technology and rights into our platform and of maintaining quality standards consistent with our brand;

•	difficulty in incorporating new people;

•	delays in customer purchases due to uncertainty related to any acquisition;

•	the need to implement additional controls, procedures and policies;

•	in the case of foreign acquisitions, the challenges associated with currency and regulatory risks;

•	challenges caused by distance, language and cultural differences;

•	harm to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business;

•	the inability to recognize acquired revenues in accordance with our revenue recognition policies, and the loss of acquired deferred revenue; and

•	use of substantial portions of our available cash or the incurrence of debt to consummate the acquisition.

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

We have incurred losses in each of the last five years and in 2013 to date, including a net loss of $34.4 million in the first six months of 2013, $47.4 million in 2012 and $50.8 million in 2011. At June 30, 2013, we had an accumulated deficit of $186.5 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, and we may have to delay revenue recognition for some of the more complex transactions, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, and operational support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

We recently completed the transition from third-party hosted data centers for our public cloud customers to our own managed facilities and such transition exposes us to additional risks which could result in operational inefficiencies, increase our costs and ultimately have a negative impact on our business.

We recently completed the transition of our hosting services to internally managed hosting facilities in both the United States and Europe. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, or other unanticipated problems could result in lengthy interruptions in our service which would materially impact our customers’ use of our offerings and may result in financial penalties for which we will be directly and solely responsible.

In addition, we are subject to other risks inherent in the fact that we are now managing the infrastructure that hosts our customer communities. These risks include our failure to properly plan for our infrastructure capacity requirements and our inability to obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments including those pertaining to uptime and security.

Furthermore, the transition to internally managed facilities has required, and continues to require, significant up front capital expenditures for equipment and infrastructure, as well as increased personnel expense. In this regard, we anticipate making total capital expenditures of approximately $10 million to $12 million in 2013 primarily for the purchase of hosting equipment and additional hosting services. To date we have spent $4.1 million on such equipment and services. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

Interruptions or delays in our service as a result of a variety of factors could impair the delivery of our service and harm our business.

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. For example, in January 2011, we experienced a hosting outage which impacted some of our customers for up to 14 hours. As a result of this outage, we provided service credits to certain customers. If we experience similar outages in the future, we may experience customer dissatisfaction and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

Our hosting operations involve the storage and transmission of customer data. We use certain third-party vendors to assist in these operations, including back-up storage for customer data. Security breaches or unauthorized access to customer data that we host could result in the misuse or loss of this information, litigation, indemnity obligations, regulatory fines and penalties and other liabilities.

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

For instance, the recent publicity in the United States and abroad regarding the alleged surveillance activities of the United States National Security Administration may cause our current and prospective customers to require additional information regarding our data disclosure policies which may elongate our sales cycles.

If we fail to manage our future growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced significant growth in recent periods. For example, we grew from 527 employees at December 31, 2012 to 645 at June 30, 2013 and acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties. Additionally, within the United States in particular, non-practicing entities have significantly increased their activities of pursuing patent litigation against technology companies and their customers. As a result, companies such as Jive are increasingly required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties have claimed and may claim that we infringe upon their intellectual property rights, and we may be found to be infringing upon such rights. In the future, we, or our customers, may be the subject of claims that our platform and underlying technology infringe or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners which could expose us to significant legal and financial liability. We expect that the occurrence of infringement claims is likely to grow as the market for social business software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

For example, In October 2012, Bascom Research, LLC filed a complaint for patent infringement against us, among others, in the United States District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. In May 2013, we entered into a settlement and license agreement with Bascom. The cost of such settlement was consistent with amounts accrued for settlement and was not material to our business, financial condition, or results of operations.

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

Our corporate headquarters are located in Palo Alto, California, a high portion of our technology and services personnel are located in our Portland, Oregon office, and we have transitioned our United States data centers to a co-located facility located along the west coast of the United States. The West Coast, and California in particular, are active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In the event of a major earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyber attack, war or terrorist attack, we may be unable to continue our corporate operations and may endure system interruptions, reputational harm, loss of intellectual property, contractual and financial liabilities, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future operating results.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 2013, we were under a federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013, and did not have a significant financial impact. At June 30, 2013, we were not under exam in any other jurisdictions.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members, particularly after we are no longer an “emerging growth company.”

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly beginning on December 31, 2013 when we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Since we had previously qualified as an “emerging growth company” as defined in the JOBS Act, we have been able to take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies”. These include not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will no longer be able to take advantage of these exemptions, as on December 31, 2013 we lose our status as an “emerging growth company.” Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management’s attention from other business concerns which could harm our business and operating results.

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

We will cease being an “emerging growth company” as defined under the JOBS Act on December 31, 2013, and we are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will no longer be an “emerging growth company” on December 31, 2013 and will instead become a “large accelerated filer,” as defined under the Exchange Act. We will therefore no longer be able to rely on those exemptions to reporting requirements available to “emerging growth companies.” As a result, we will need to comply with certain more burdensome reporting requirements. For example, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with our 2013 Annual Report on Form 10-K. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts.

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

As of June 30, 2013, we had used approximately $22.3 million of those proceeds for the repayment of indebtedness, $13.4 million for purchase of property and equipment, primarily to build out our co-located data center, $7.6 million in aggregate for the acquisitions in 2012 and $11.2 million in aggregate for the acquisitions in 2013 to date. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

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

On April 29, 2013, we issued 532,952 shares of our common stock along with an aggregate payment $4.7 million in cash to stockholders of StreamOnce, in exchange for all of the outstanding shares of StreamOnce.

The shares of our common stock issued in exchange for StreamOnce were not registered under the Securities Act of 1933 and were issued in a private placement in reliance upon the exemption from the registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

The persons who acquired these securities, either alone or with a purchaser’s representative, were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. Any certificates representing the shares of common stock will bear a restricted legend providing that the shares cannot be sold unless pursuant to an effective registration statement or an exemption from registration. No commissions were paid in connection with the issuance.

Item 5. Other Information

Departure of Director and Appointment of Director

On July 29, 2013, Sundar Pichai resigned as a member of our board of directors. Mr. Pichai’s decision was not a result of any disagreement with any of our operations, policies or practices.

On July 29, 2013, our board of directors appointed Margaret Breya to serve as a Class I director to fill the vacancy created by Mr. Pichai’s resignation from the board of directors. As a Class I director, Ms. Breya will be subject to re-election at our 2015 annual meeting of stockholders. In connection with the appointment to our board of directors, Ms. Breya was also appointed to serve as a member of the Audit Committee.

Ms. Breya currently serves as the Executive Vice President and Chief Marketing Officer of Informatica Corporation. Ms. Breya served as Hewlett-Packard Company’s Senior Vice President of Marketing Services and HP Software Marketing Vice President and General Manager from August 2012 to December 2012 and November 2010 to July 2012, respectively. From January 2008 to November 2010, Ms. Breya served as Executive Vice President and General Manager at SAP. From November 2006 to December 2007 Ms. Breya was Executive Vice President, General Manager and Chief Marketing Officer at Business Objects until its acquisition by SAP in October 2007. From November 2004 to November 2006 Ms. Breya was Chief Marketing Officer and Chief Strategy Officer at BEA Systems; and held various positions at Sun Microsystems from July 1996 to November 2004 including Senior Vice President of Marketing. Additionally, she served on the public board of Document Sciences Corporation, from August 2005 until its acquisition by EMC in 2008. Ms. Breya holds a Bachelor’s of Science in Electrical Engineering from the University of Illinois and a Master’s in Business Administration from the University of Oregon.

We believe that Ms. Breya’s experience as Chief Marketing Officer of a public company and 25 years of general management experience in enterprise software businesses qualify her to serve as a member of our board of directors.

Ms. Breya will participate in the non-employee director compensation arrangements described in our 2013 annual proxy statement filed with the Securities and Exchange Commission on April 10, 2013. Pursuant to those arrangements, Ms. Breya will receive, the following initial equity awards:

•

An initial restricted stock unit (“RSU”) grant on August 2, 2013, with a fair value on the date of grant equal to $200,000; the RSUs granted will vest 25% on the first anniversary of the vesting commencement date with the remaining shares vesting quarterly over the next eight quarters; and

•

An initial option grant on August 2, 2013, with a fair value (based on Black-Scholes) on the date of grant equal to $200,000; the options granted will vest 25% on the first anniversary of the vesting commencement date with the remaining options vesting quarterly over the next eight quarters.

There are no arrangements or understandings between Ms. Breya and any other persons pursuant to which Ms. Breya was named a director. Ms. Breya does not have any family relationship with any of our current directors or executive officers or any persons nominated or chosen by us to be a director or executive officer. In addition, Ms. Breya is expected to execute our standard form of indemnification agreement. Ms. Breya has not entered into any other material plan, contract, arrangement or amendment in connection with her appointment to our board of directors.

Ms. Breya is not a party to any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

JIVE SOFTWARE, INC.

Dated: July 31, 2013	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)