Form 10-Q
period 2013-09-30
Jive Software, Inc.
filed 2013-11-01
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock outstanding as of October 29, 2013 was 69,239,915.

JIVE SOFTWARE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current Assets:
Cash and cash equivalents	$42,606	$48,955
Short-term marketable securities	73,444	96,492
Accounts receivable, net of allowances of $332 and $218	40,037	54,200
Prepaid expenses and other current assets	10,670	7,864

Total current assets	166,757	207,511

Marketable securities, noncurrent	35,990	22,607
Property and equipment, net of accumulated depreciation of $18,416 and $11,670	19,978	16,803
Goodwill	29,753	23,435
Intangible assets, net of accumulated amortization of $11,302 and $7,538	15,536	11,710
Other assets	589	214

Total assets	$268,603	$282,280

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$10,438	$9,557
Accrued payroll and related liabilities	5,271	7,357
Other accrued liabilities	6,635	7,123
Deferred revenue, current	98,602	87,698
Term debt, current	2,400	2,400

Total current liabilities	123,346	114,135

Deferred revenue, less current portion	29,142	29,349
Term debt, less current portion	6,600	8,400
Other long-term liabilities	1,310	538

Total liabilities	160,398	152,422

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 75,718 shares at September 30, 2013 and 72,312 at December 31, 2012; outstanding - 69,191 at September 30, 2013 and 65,399 at December 31, 2012	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	316,554	285,332
Accumulated deficit	(205,246)	(152,160)
Accumulated other comprehensive income	242	31

Total stockholders’ equity	108,205	129,858

Total liabilities and stockholders’ equity	$268,603	$282,280

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Product	$33,456	$25,861	$95,678	$71,436
Professional services	3,903	3,012	10,775	9,705

Total revenues	37,359	28,873	106,453	81,141

Cost of revenues:
Product	9,034	7,788	27,786	21,745
Professional services	4,851	3,474	12,914	11,055

Total cost of revenues	13,885	11,262	40,700	32,800

Gross profit	23,474	17,611	65,753	48,341

Operating expenses:
Research and development	14,957	9,845	41,383	27,327
Sales and marketing	20,804	14,800	60,148	40,737
General and administrative	6,202	4,127	18,149	11,680

Total operating expenses	41,963	28,772	119,680	79,744

Loss from operations	(18,489)	(11,161)	(53,927)	(31,403)

Other income (expense), net:
Interest income	53	56	184	116
Interest expense	(54)	(93)	(234)	(325)
Other, net	(186)	42	(295)	(4)

Total other income (expense), net	(187)	5	(345)	(213)

Loss before provision for (benefit from) income taxes	(18,676)	(11,156)	(54,272)	(31,616)
Provision for (benefit from) income taxes	29	132	(1,186)	246

Net loss	$(18,705)	$(11,288)	$(53,086)	$(31,862)

Basic and diluted net loss per share	$(0.27)	$(0.18)	$(0.79)	$(0.51)

Shares used in basic and diluted per share calculations	68,167	62,921	66,913	62,100

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(18,705)	$(11,288)	$(53,086)	$(31,862)
Other comprehensive income (loss):
Foreign currency translation	98	(28)	201	(11)
Cumulative unrealized gain on marketable securities	98	39	10	30

Other comprehensive income	196	11	211	19

Comprehensive loss	$(18,509)	$(11,277)	$(52,875)	$(31,843)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(53,086)	$(31,862)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,802	7,170
Stock-based compensation	24,508	12,277
Change in deferred taxes	(1,351)	—
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	14,163	(3,876)
Prepaid expenses and other assets	(2,716)	(2,292)
Increase (decrease), net of acquisitions, in:
Accounts payable	(333)	4,122
Accrued payroll and related liabilities	(1,979)	(976)
Other accrued liabilities	(626)	56
Deferred revenue	10,697	19,728
Other long-term liabilities	196	405

Net cash provided by operating activities	1,275	4,752

Cash flows from investing activities:
Payments for purchase of property and equipment	(8,789)	(9,389)
Purchases of marketable securities	(85,685)	(119,399)
Sales of marketable securities	29,533	—
Maturities of marketable securities	64,355	—
Acquisitions, net of cash acquired	(11,047)	—

Net cash used in investing activities	(11,633)	(128,788)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,591	3,724
Taxes paid related to net share settlement of equity awards	(754)	—
Payments of initial public offering expenses	—	(1,014)
Repayments of term loans	(1,800)	(1,850)

Net cash provided by financing activities	4,037	860

Net decrease in cash and cash equivalents	(6,321)	(123,176)
Effect of exchange rate changes	(28)	(1)
Cash and cash equivalents, beginning of period	48,955	180,649

Cash and cash equivalents, end of period	$42,606	$57,472

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission (“SEC”) on February 25, 2013.

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

The weighted average amortization period for all intangible assets acquired is 4.3 years.

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

StreamOnce, Inc. (“StreamOnce”)

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, whose product offers a platform that connects third-party information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration was comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $6.4 million, which is being recognized as stock-based compensation over the two-year vesting period. Additionally, certain StreamOnce employees may receive additional consideration, not to exceed $0.7 million, if our sales and customer count relating to the acquired business exceed certain thresholds over an 18-month period commencing as of the acquisition date (the “Earnout”).

We recorded a contingent consideration liability of approximately $0.6 million within other accrued liabilities in our Consolidated Balance Sheets as of the acquisition date related to the Earnout. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement as defined within Note 8 of this Quarterly Report. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales and customer count related to our acquisition of StreamOnce during the Earnout period. The Earnout is remeasured quarterly, with the change being reflected as a component of research and development in our Consolidated Statements of Operations. See Note 8 for additional information.

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

The goodwill recorded in connection with the acquisition of StreamOnce is primarily related to the ability of StreamOnce to increase viral adoption of the Jive platform within our customers by integrating their existing third-party business applications with our platform and from the expected synergies to be achieved in connection with the acquisition. None of the goodwill is expected to be deductible for income tax purposes.

The weighted average amortization period for all intangible assets acquired is 4.7 years.

In connection with the StreamOnce acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released and recorded as a benefit from income taxes in the unaudited Consolidated Statement of Operations for the nine months ended September 30, 2013.

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

Stock Plan and Option Activity

Certain information regarding stock option activity for the nine-month period ended September 30, 2013 and stock options outstanding as of September 30, 2013 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2012	2,066,341	12,814,724	$4.93
Additional shares reserved	2,605,337
Stock options granted	(632,376)	632,376	15.37
Restricted stock units (“RSUs”) granted	(2,443,291)	—	—
Performance stock units (“PSUs”) granted	(35,000)	—	—
Forfeited – Stock options	671,555	(671,555)	10.20
Forfeited – Restricted stock units	321,863	—	—
Exercised	—	(2,605,722)	2.50

Balances, September 30, 2013	2,554,429	10,169,823	$5.87	6.51	$73,378

Exercisable at September 30, 2013		6,436,869	$3.79	5.96	$57,935

Vested and expected to vest		9,963,389	$5.76	6.50	$72,991

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2012	2,681,944	$16.36
Granted RSUs	2,443,291	15.25
Granted PSUs	35,000	16.41
Vested	(707,312)	14.30
Forfeited - RSUs	(321,863)	18.08
Forfeited - RSAs	(85,997)	4.32

Balances, September 30, 2013	4,045,063	$16.22

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cost of revenues	$991	$627	$2,289	$1,413
Research and development	4,263	1,705	9,890	4,185
Sales and marketing	2,910	1,436	7,539	2,890
General and administrative	1,955	1,260	4,790	3,789

	$10,119	$5,028	$24,508	$12,277

As of September 30, 2013, unrecognized stock-based compensation related to all stock-based awards was $89.4 million, which will be recognized over the weighted average remaining vesting period of 2.41 years.

Note 5.	Earnings Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net loss	$(18,705)	$(11,288)	$(53,086)	$(31,862)

Denominator:
Weighted-average common shares outstanding	69,020	63,439	67,452	62,754
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(853)	(518)	(539)	(654)

Weighted-average shares used to compute net loss per share, basic and diluted	68,167	62,921	66,913	62,100

Net loss per share, basic and diluted	$(0.27)	$(0.18)	$(0.79)	$(0.51)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2013	2012
Shares subject to outstanding common stock options	10,169,823	14,226,710
Unvested restricted common stock	4,045,063	2,512,178
Common stock subject to repurchase	718,616	—

	14,933,502	16,738,888

Note 6.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance, beginning of period	$23,435	$17,265
Acquisition of Producteev	—	4,186
Acquisition of Bitplay (“Meetings.io”)	—	1,984
Acquisition of Clara	3,161	—
Acquisition of StreamOnce	3,157	—

Balance, end of period	$29,753	$23,435

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	September 30, 2013	December 31, 2012
Acquired technology	5-7 years	$20,441	$14,455
Accumulated amortization		(7,196)	(4,650)

		13,245	9,805

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(1,930)

		—	500

Covenant not to compete	1-4 years	2,028	1,342
Accumulated amortization		(1,045)	(677)

		983	665

Other	2-7 years	1,939	1,021
Accumulated amortization		(631)	(281)

		1,308	740

Total intangible assets, net		$15,536	$11,710

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$1,228	$864	$3,764	$2,623

Expected future amortization expense as of September 30, 2013 is as follows (in thousands):

Remainder of 2013	$1,228
2014	4,863
2015	4,622
2016	2,732
2017	1,715
Thereafter	376

$15,536

Note 7.	Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following (in thousands):

September 30, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$40,827	$—	$—	$40,827
Cash equivalents:
Money market mutual funds	1,779	—	—	1,779

Total cash equivalents	1,779	—	—	1,779

Total cash and cash equivalents	42,606	—	—	42,606

Short-term marketable securities:
Commercial paper	4,497	—	—	4,497
Corporate notes and bonds	44,409	6	—	44,415
Government obligations	2,706	1	—	2,707
U.S. agency obligations	21,824	1	—	21,825

Total short-term marketable securities	73,436	8	—	73,444

Marketable securities, noncurrent:
Corporate notes and bonds	8,308	3	—	8,311
U.S. agency obligations	27,654	25	—	27,679

Total marketable securities, noncurrent	35,962	28	—	35,990

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$152,004	$36	$—	$152,040

December 31, 2012
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$48,447	$—	$—	$48,447
Cash equivalents:
Money market mutual funds	452	—	—	452
Corporate notes and bonds	56	—	—	56

Total cash equivalents	508	—	—	508

Total cash and cash equivalents	48,955	—	—	48,955

Short-term marketable securities:
Commercial paper	8,493	—	—	8,493
Corporate notes and bonds	34,637	1	—	34,638
Government obligations	10,104	2	—	10,106
U.S. agency obligations	43,231	24	—	43,255

Total short-term marketable securities	96,465	27	—	96,492

Marketable securities, noncurrent:
Corporate notes and bonds	14,386	—	2	14,384
Government obligations	2,721	1	—	2,722
U.S. agency obligations	5,499	2	—	5,501

Total marketable securities, noncurrent	22,606	3	2	22,607

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$168,026	$30	$2	$168,054

As of September 30, 2013 and December 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of September 30, 2013, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$73,444
Due within 1 year through 2 years	35,990

Total marketable securities	$109,434

See also Note 8 for additional information.

Note 8.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,779	$—	$—	$1,779
Marketable securities
Commercial paper	—	4,497	—	4,497
Corporate notes and bonds	—	52,726	—	52,726
Government obligations	—	2,707	—	2,707
U.S. government and agency	—	49,504	—	49,504

	—	109,434	—	109,434

Total	$1,779	$109,434	$—	$111,213

Liabilities:
Contingent consideration
Earnout liability	$—	$—	$626	$626

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$56	$—	$—	$56
Corporate notes and bonds	—	452	—	452

	56	452	—	508

Marketable securities
Commercial paper	—	8,493	—	8,493
Corporate notes and bonds	—	49,022	—	49,022
Government obligations	—	12,828	—	12,828
U.S. government and agency	—	48,756	—	48,756

	—	119,099	—	119,099

Total	$56	$119,551	$—	$119,607

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012 and March 31, 2013	$—
Addition related to Earnout for StreamOnce acquisition	576
Increase in Earnout due to re-measurement	19

Balance at June 30, 2013	595
Increase in Earnout due to re-measurement	31

Balance at September 30, 2013	$626

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

During the three and nine-month periods ended September 30, 2013 and 2012, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

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

Our contingent consideration was re-measured at fair value as of September 30, 2013 and falls under Level 3 of the fair value hierarchy, as the forecasted bookings and customer count are based on internal forecasts, and are not directly observable.

We did not have any financial liabilities that were measured at fair value on a recurring basis at December 31, 2012.

There were no changes to our valuation techniques during the first nine months of 2013.

Note 9.	Long-Term Debt

At September 30, 2013, we had $1 million of outstanding letters of credit, no revolving loans outstanding and $9.0 million of term loans outstanding at an interest rate of 2.26%. We were in compliance with all covenants as of September 30, 2013.

Note 10.	Commitments and Contingencies

In addition to $23 million in future payments under our operating leases, we have commitments under non-cancelable purchase orders or vendor agreements, primarily relating to our annual user conference and service partner contractual minimums, of $2.7 million at September 30, 2013. The non-cancelable purchase order and vendor agreement commitments will be filled at various times through the second quarter of 2017, and our longest operating lease expires in September 2018.

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

Note 11.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$62	$89	$186	$397
Cash paid for income taxes	171	26	224	141

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of StreamOnce	$—	$—	$852	$—

Note 12.	Related-Party Transactions

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

	September 30, 2013	December 31, 2012
Accounts receivable	$1,349	$308
Current deferred revenue	1,131	1,043
Non-current deferred revenue	1,084	598

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$474	$152	$1,262	$390

Note 13.	New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, we do not expect our adoption of ASU 2013-11 in January 2014 will have a material effect on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted ASU 2013-02 effective January 1, 2013. However, we did not have any reclassifications during the first nine months of 2013 that would require additional disclosure under this pronouncement.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to successfully integrate acquired businesses and technologies;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 70.6% of revenues derived from our Jive Social Business Platform in the first nine months of 2013 compared to 64.6% in the first nine months of 2012. As the market opportunity for social business software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we intend to continue to focus on achieving growth and market-share in both markets.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, one of our public cloud services that is a non-customizable version of our platform and is on a quarterly release cycle for new features and functionality. In the first nine months of 2013, product revenues from all public cloud deployments, including Jive Cloud, represented 63.6% of total product revenues compared to 62.4% in the first nine months of 2012. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 77.4% of total revenues in the first nine months of 2013 compared to 77.8% in the first nine months of 2012. We are continuing to focus on expanding our sales headcount and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In response to our growing customer base outside of the United States, as well as the increase in public cloud deployments, we opened an internally managed data center in the Netherlands in 2012. Additionally, we continued our investment in our hosting infrastructure by starting the build-out of our first internally managed data center in Asia during the second quarter of 2013 as we continue to focus on international expansion in the region. We expect the Asia data center to be operational in the first quarter of 2014. We also began the build-out of a second internally managed data center in the United States in the second quarter of 2013, which was placed into service during the third quarter of 2013.

In the first quarter of 2013 we introduced our Jive 7 Spring Cloud release. Major new functionality in this release included Purposeful Places, which brings people, content and information together in intelligent collaboration areas optimized around specific business activities to produce tangible outcomes; Structured Outcomes, which takes everyday workplace conversations and converts them into actionable activities; and seamless integration with an even broader enterprise ecosystem including Box and salesforce.com. Additionally, in the third quarter of 2013, we launched and delivered the Jive 7 Summer Cloud release, which included new cloud business analytics tools to directly measure business value, and enhancements to our Jive Anywhere capability. We also continued to focus on our external communities with the introduction of JiveX, our next generation cloud-based external community platform, which included the continued integration of our Advanced Gamification and point-and-click analytics.

We are shifting our selling efforts to be more targeted at IT organizations within our existing customers and potential customers as we believe that IT departments are playing an ever increasing role in the key decision making process for companies looking for a next generation collaboration tool. As a result we are focusing more of our sales and marketing efforts on demonstrating to IT organizations how they can use our platform to deliver the collaboration tools their business leaders are looking for.

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

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, Inc. (“StreamOnce”), whose product offers a platform that connects third-party information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration was comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $6.4 million, which is being recognized as stock-based compensation over the two-year vesting period. Additionally, certain StreamOnce employees may receive additional consideration, not to exceed $0.7 million, if our bookings and count exceed certain thresholds over an 18-month period commencing as of the acquisition. In the second quarter of 2013, as part of the Summer Cloud release, we launched Jive Streamonce, which integrates existing business applications such as Gmail, Microsoft Exchange, Chatter, DropBox, Yammer, Twitter, Facebook and Evernote into the Jive Platform.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2012 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first nine months of 2013, there were no significant changes in our critical accounting policies or estimates from those reported in our 2012 Annual Report on Form 10-K, which was filed with the SEC on February 25, 2013.

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

Billings

The following tables set forth a reconciliation of total revenues to billings (dollars in thousands):

	Three Months Ended September 30,		Dollar Change	% Change
	2013	2012
Total revenues	$37,359	$28,873	$8,486	29.4%
Deferred revenue, end of period	127,744	97,554	30,190	30.9%
Less: deferred revenue, beginning of period	(128,115)	(87,482)	(40,633)	46.4%

Billings	$36,988	$38,945	$(1,957)	(5.0)%

	Nine Months Ended September 30,		Dollar Change	% Change
	2013	2012
Total revenues	$106,453	$81,141	$25,312	31.2%
Deferred revenue, end of period	127,744	97,554	30,190	30.9%
Less: deferred revenue, beginning of period	(117,047)	(77,826)	(39,221)	50.4%

Billings	$117,150	$100,869	$16,281	16.1%

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

The decrease in billings in the three-months ended September 30, 2013 compared to the three-months ended September 30, 2012 was primarily driven by a decline in calculated billings generated by fewer customers electing to enter into subscriptions greater than 12 months where the full term was invoiced upfront in the third quarter of 2013 compared to the third quarter of 2012. We invoice our customers for subscription license fees in annual increments upon initiation of the initial contract for new customers or upon subsequent upsell or renewal for existing customers. When entering into a multi-year license subscription term, customers have the option to prepay for the full term or to pay in annual increments. In the third quarter of 2013, the amount of billings related to multi-year deals invoiced up-front declined by $5.4 million compared to the third quarter of 2012. Additionally, the decrease was attributable to a subset of customers in the second quarter of 2013 electing to renew existing subscriptions that had not yet expired at the same time as purchasing new products in an upsell transaction. A significant portion of these early renewal customer subscriptions would have expired and thus been renewed and billed in the third quarter of 2013.

The increase in billings in the nine-months ended September 30, 2013 compared to the nine-months ended September 30, 2012 was primarily driven by an increase in upsells of our products to existing customers, the addition of new customers, and increased billings for professional services work.

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

Our Jive Social Business Platform customer count was as follows:

	As of September 30,
	2013	2012	Change	% Change
Jive Social Business Platform customer count	855	761	94	12.4%

Our product revenues growth was 33.9% in the first nine months of 2013 compared to the first nine months of 2012. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers and larger average subscription values with new customers.

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

Research and Development

In the first quarter of 2013, we began capitalizing costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. Once complete, our internal-use software related to our platform service will be amortized on a straight-line basis over its estimated useful life and recorded as a component of cost of product revenues. We capitalized $0.7 million and $1.5 million of internally developed computer software costs in the three and nine-month periods ended September 30, 2013, respectively.

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

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business domestically and internationally and incur additional expenses associated with being a publicly traded company, as well as ceasing to be an emerging growth company as of December 31, 2013, which will require additional expense with regard to independent auditor attestation requirements.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended September 30, 2013(1)(2)		Three Months Ended September 30, 2012(1)(2)
Revenues:
Products	$33,456	89.6%	$25,861	89.6%
Professional services	3,903	10.4%	3,012	10.4%

Total revenues	37,359	100.0%	28,873	100.0%
Cost of revenues:
Products	9,034	24.2%	7,788	27.0%
Professional services	4,851	13.0%	3,474	12.0%

Total cost of revenues	13,885	37.2%	11,262	39.0%

Gross profit:
Products	24,422	65.4%	18,073	62.6%
Professional services	(948)	(2.5)%	(462)	(1.6)%

Total gross profit	23,474	62.8%	17,611	61.0%
Operating expenses:
Research and development	14,957	40.0%	9,845	34.1%
Sales and marketing	20,804	55.7%	14,800	51.3%
General and administrative	6,202	16.6%	4,127	14.3%

Total operating expenses	41,963	112.3%	28,772	99.7%

Loss from operations	(18,489)	(49.5)%	(11,161)	(38.7)%
Other income (expense), net	(187)	(0.5)%	5	0.0%

Loss before provision for income taxes	(18,676)	(50.0)%	(11,156)	(38.6)%
Provision for income taxes	29	0.1%	132	0.5%

Net loss	$(18,705)	(50.1)%	$(11,288)	(39.1)%

Basic and diluted net loss per common share	$(0.27)		$(0.18)

Shares used in per share calculations	68,167		62,921

	Nine Months Ended September 30, 2013(1)(2)		Nine Months Ended September 30, 2012(1)(2)
Revenues:
Products	$95,678	89.9%	$71,436	88.0%
Professional services	10,775	10.1%	9,705	12.0%

Total revenues	106,453	100.0%	81,141	100.0%
Cost of revenues:
Products	27,786	26.1%	21,745	26.8%
Professional services	12,914	12.1%	11,055	13.6%

Total cost of revenues	40,700	38.2%	32,800	40.4%

Gross profit:
Products	67,892	63.8%	49,691	61.2%
Professional services	(2,139)	(2.0)%	(1,350)	(1.7)%

Total gross profit	65,753	61.8%	48,341	59.6%
Operating expenses:
Research and development	41,383	38.9%	27,327	33.7%
Sales and marketing	60,148	56.5%	40,737	50.2%
General and administrative	18,149	17.0%	11,680	14.4%

Total operating expenses	119,680	112.4%	79,744	98.3%

Loss from operations	(53,927)	(50.7)%	(31,403)	(38.7)%
Other income (expense), net	(345)	(0.3)%	(213)	(0.3)%

Loss before provision for (benefit from) income taxes	(54,272)	(51.0)%	(31,616)	(39.0)%
Provision for (benefit from) for income taxes	(1,186)	(1.1)%	246	0.3%

Net loss	$(53,086)	(49.9)%	$(31,862)	(39.3)%

Basic and diluted net loss per common share	$(0.79)		$(0.51)

Shares used in per share calculations	66,913		62,100

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended September 30, 2013(2)		Three Months Ended September 30, 2012(2)
Cost of revenues	$991	2.7%	$627	2.2%
Research and development	4,263	11.4%	1,705	5.9%
Sales and marketing	2,910	7.8%	1,436	5.0%
General and administrative	1,955	5.2%	1,260	4.4%

	$10,119	27.1%	$5,028	17.4%

	Nine Months Ended September 30, 2013(2)		Nine Months Ended September 30, 2012(2)
Cost of revenues	$2,289	2.2%	$1,413	1.7%
Research and development	9,890	9.3%	4,185	5.2%
Sales and marketing	7,539	7.1%	2,890	3.6%
General and administrative	4,790	4.5%	3,789	4.7%

	$24,508	23.0%	$12,277	15.1%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended Sept. 30,		Dollar Change	% Change
	2013	2012
Products	$33,456	$25,861	$7,595	29.4%
Professional services	3,903	3,012	891	29.6%

Total revenues	$37,359	$28,873	$8,486	29.4%

(Dollars in thousands)	Nine Months Ended Sept. 30,		Dollar Change	% Change
	2013	2012
Products	$95,678	$71,436	$24,242	33.9%
Professional services	10,775	9,705	1,070	11.0%

Total revenues	$106,453	$81,141	$25,312	31.2%

Products Revenues

The increases in products revenues in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily the result of an increase in the aggregate number of customers on the Jive Social Business Platform, which grew to 855 as of September 30, 2013 from 761 as of September 30, 2012, as well as an increase in the average customer contract size over the same period.

Certain revenue information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dollar value of total revenues generated in the U.S.	$29.1 million	$22.5 million	$82.4 million	$63.1 million
Percentage of total revenues generated in the U.S.	77.8%	78.0%	77.4%	77.8%
Product revenues from public cloud deployments as percentage of total product revenues	65.0%	62.2%	63.6%	62.4%
Product revenues from private cloud deployments as percentage of total product revenues	35.0%	37.8%	36.4%	37.6%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	71.2%	66.1%	70.6%	64.6%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	28.8%	33.9%	29.4%	35.4%

Professional Services Revenues

The increases in professional services revenues in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to the increases in the number of customers on the Jive Social Business Platform over the same periods. However, Professional services revenues as a percent of product revenues decreased by 2% in the nine-month period, as continued enhancements of the core product have decreased the amount and type of customization requested by our customers.

We offer professional services as both standalone and bundled services. When sold as standalone, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three-month period ended September 30, 2013 increased $0.8 million compared to the same period of 2012; standalone professional services revenues increased $0.6 million in the nine-month period ended September 2013 compared to the same period of 2012.

Cost of Revenues and Gross Margins

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Cost of revenues: products	$9,034	$7,788	$1,246	16.0%
Products gross margin	73.0%	69.9%

Cost of revenues: professional services	$4,851	$3,474	$1,377	39.6%
Professional services gross margin	(24.3)%	(15.3)%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Cost of revenues: products	$27,786	$21,745	$6,041	27.8%
Products gross margin	71.0%	69.6%

Cost of revenues: professional services	$12,914	$11,055	$1,859	16.8%
Professional services gross margin	(19.9)%	(13.9)%

Cost of Revenues: Products

The increases in cost of revenues for products in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to the increases in products revenues and included the following:

•	a $0.8 million and a $2.4 million increase, respectively, in salaries and benefits related to increased headcount in our hosting and support personnel;

•	a $0.5 million and a $1.9 million increase, respectively, in depreciation expense;

•	a $0.5 million and a $1.5 million increase, respectively, in third-party royalties;

•	a $0.2 million and a $0.5 million increase, respectively, in intangible amortization;

•	a $0.2 million and a $0.5 million increase, respectively, in allocations for IT and facilities costs; and

•	a $0.2 million and a $0.4 million increase, respectively, in rent expense.

These factors were partially offset by a $1.2 million and a $1.4 million decrease, respectively, in third-party hosting and subscription services.

The increases in cost of revenues for products in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were attributable to increased costs to run our new data centers and increased headcount in our hosting department, due to the increase in the mix of revenue towards our public cloud deployment model, our programs to scale our public cloud capabilities for future growth, and an increase in amortization of acquired intangibles as a result of acquisitions made in the fourth quarter of 2012 and in the second quarter of 2013.

The increases in products gross margin for the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were driven by efficiencies gained through utilization of our internally managed data centers as we fully transitioned our existing public cloud customers from a third-party hosting service to our internally managed data centers; partially offset by increases in intangible amortization related to two acquisitions in the second quarter of 2013.

Cost of Revenues: Professional Services

The increases in cost of revenues for professional services in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to:

•	increases in salaries and benefits of $0.6 million and a $0.6 million, respectively;

•	increases in third-party consulting fees of $0.6 million and $0.9 million, respectively; and

•	increases in allocations for IT and facilities costs of $0.2 million and $0.3 million, respectively.

Additionally, there was an increase in travel and entertainment costs of $0.1 million in the nine-month period ended September 30, 2013 compared to the same period of 2012.

The decreases in professional services gross margins in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily driven by a larger portion of professional service hours performed free of charge to provide strategic consulting to certain large customers during the 2013 periods. Additionally, the decreases in professional services gross margins were due to an increased mix of utilization of third-party consultants to perform services for our customers. Third-party services partners are utilized to manage backlog of services projects for our customers.

Research and Development Costs

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Research and development	$14,957	$9,845	$5,112	51.9%
Percentage of total revenues	40.0%	34.1%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Research and development	$41,383	$27,327	$14,056	51.4%
Percentage of total revenues	38.9%	33.7%

The increases in research and development expenses in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to:

•	a $4.0 million and an $11.1 million increase, respectively, in salaries and benefits and other employee related expenses, which includes a $2.6 million and a $5.7 million increase, respectively, in stock-based compensation;

•	a $0.3 million and a $0.9 million increase, respectively, in professional consulting fees;

•	a $0.1 million and a $0.2 million increase, respectively, in travel and entertainment;

•	a $0.3 million and a $1.0 million increase, respectively, in allocations for IT and facilities; and

•	a $0.4 million and a $0.8 million increase, respectively, in subscription services, professional services, and depreciation.

Additionally, there was an increase in office supplies and related expenses of $0.1 million in the nine-month period ended September 30, 2013 compared to the same period of 2012.

The increases in salaries and benefits were a result of increasing our research and development headcount as of September 30, 2013 compared to September 30, 2012.

Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to the development phase of internal-use software. We capitalized $0.7 million and $1.5 million in the three and nine-month periods ended September 30, 2013, respectively, of these costs, which would have been recognized as research and development expense.

Sales and Marketing

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Sales and marketing	$20,804	$14,800	$6,004	40.6%
Percentage of total revenues	55.7%	51.3%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Sales and marketing	$60,148	$40,737	$19,411	47.6%
Percentage of total revenues	56.5%	50.2%

The increases in sales and marketing expenses in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to:

•	a $4.1 million and a $12.6 million increase, respectively, in salaries and benefits, which includes a $0.4 million and a $1.7 million increase, respectively, in commission expense and a $1.5 million and a $4.6 million increase, respectively, in stock-based compensation;

•	a $0.6 million and a $2.5 million increase, respectively, in general marketing expense;

•	a $0.2 million and a $1.3 million increase, respectively, in travel costs;

•	a $0.4 million and a $0.9 million increase, respectively, in allocations for IT and facilities;

•	a $0.4 million and a $1.4 million increase, respectively, in subscription services, amortization, and depreciation expenses;

•	a $0.1 million and $0.2 million increase, respectively, in office supplies and related expenses; and

•	a $0.2 million and a $0.5 million increase, respectively, in consulting fees.

These increases were primarily a result of increasing our sales and marketing headcount as of September 30, 2013 compared to September 30, 2012.

General and Administrative

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
General and administrative	$6,202	$4,127	$2,075	50.3%
Percentage of total revenues	16.6%	14.3%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
General and administrative	$18,149	$11,680	$6,469	55.4%
Percentage of total revenues	17.0%	14.4%

The increases in general and administrative expenses in the three and nine-month periods ended September 30, 2013 compared to the same periods of 2012 were primarily due to:

•	a $1.4 million and a $3.4 million increase, respectively, in salaries and benefits, which was primarily a result of increased headcount, as well as a $0.7 million and a $1.0 million increase, respectively, in stock-based compensation;

•	a $0.7 million and a $3.2 million increase, respectively, in professional fees, which included a $0.2 million and a $1.0 million increase, respectively, in recruiting fees;

•	a $0.7 million and a $2.0 million increase, respectively, in facilities and office related expenses; and

•	a $0.2 million and a $0.5 million increase, respectively, related to subscription and other miscellaneous expenses.

Additionally, there was an increase in travel and entertainment costs of $0.3 million in the nine-month period ended September 30, 2013 compared to the same period of 2012.

These increases were offset by a $1.0 million and a $2.9 million increase, respectively, in overhead allocations out of general and administrative to the other functions based on relative headcount.

Other Income (Expense), net

	Three Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Other income (expense), net	$(187)	$5	$(192)	NM
Percentage of total revenues	(0.5)%	0.0%

	Nine Months Ended Sept. 30,		Dollar Change	% Change
(Dollars in thousands)	2013	2012
Other expense, net	$(345)	$(213)	$(132)	62.0%
Percentage of total revenues	(0.3)%	(0.3)%

NM – Not meaningful.

The changes in other income (expense), net, in the three and nine months ended September 30, 2013 compared to the same periods of 2012 were primarily related to the net effect of interest income from marketable securities and interest expense during the periods.

Provision For (Benefit From) Income Taxes

	Three Months Ended Sept. 30,
(Dollars in thousands)	2013	2012
Provision for (benefit from) income taxes	$29	$132
Percentage of loss before income taxes	0.2%	1.2%

	Nine Months Ended Sept. 30,
(Dollars in thousands)	2013	2012
Provision for (benefit from) income taxes	$(1,186)	$246
Percentage of loss before income taxes	(2.2)%	0.8%

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

In the nine-month period ended September 30, 2013, in connection with the StreamOnce acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released and was recorded as a benefit from income taxes in the Statement of Operations for the nine months ended September 30, 2013.

Liquidity and Capital Resources

	Nine Months Ended Sept. 30,
(Dollars in thousands)	2013	2012
Cash flows provided by (used in) operating activities	$1,275	$4,752
Cash used in investing activities	(11,633)	(128,788)
Cash provided by financing activities	4,037	860

Decrease in cash and cash equivalents	$(6,321)	$(123,176)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at September 30, 2013 consisted of $42.6 million of cash and cash equivalents and $73.4 million of short-term marketable securities. As of September 30, 2013, $1.7 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from September 30, 2013.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $1.3 million during the first nine months of 2013 compared to $4.8 million in the first nine months of 2012. The decline in cash flows generated from operating activities primarily resulted from a larger net loss, partially offset by changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $1.3 million of cash provided by operating activities in the first nine months of 2013 resulted from our net loss of $53.1 million, offset by net non-cash charges of $35.0 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $14.2 million to $40.0 million at September 30, 2013 compared to $54.2 million at December 31, 2012, primarily as a result of a $15.0 million decrease in billings in the third quarter of 2013 compared to the fourth quarter of 2012. As discussed above, there was a decline in billings for multi-year prepayments from customers in the third quarter of 2013 compared to both the third and fourth quarters of 2012. Additionally, during the third quarter of 2013, there was a $1.3 million decrease in invoices that were billed and collected in the same period at September 30, 2013 compared to December 31, 2012, as well as there was an increase in days billings outstanding to 99 days at September 30, 2013 compared to 96 days at December 31, 2012.

Prepaid expenses and other current assets increased $2.8 million to $10.7 million at September 30, 2013 compared to $7.9 million at December 31, 2012, primarily due to an increase in prepaid tradeshow and marketing event expenses related to our annual user conference which occurs in October 2013.

Accrued payroll and related liabilities decreased $2.1 million to $5.3 million at September 30, 2013 compared to $7.4 million at December 31, 2012, primarily due to a decrease in accrued bonuses as a result of our annual 2012 executive bonus being accrued for a full year as of December 31, 2012 and a decrease in attainment of the bonus targets period over period. The decrease was also attributable to a decrease in accrued commissions as a result of decreased billings in the third quarter of 2013 compared to the fourth quarter of 2012.

Deferred revenue increased $10.7 million to $127.7 million at September 30, 2013 compared to $117.0 million at December 31, 2012, primarily due to new business and renewal-related billings including a subset of customers electing to renew existing subscriptions that have not yet expired at the same time as purchasing new products in an upsell transaction, as well as billings for multi-year commitments, in the first nine months of 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, and payments for intangible assets and acquisitions. We utilized $11.6 million in net investing activities during the first nine months of 2013, which included $8.8 million used for purchases of property and equipment and $11.0 million for acquisitions, offset by $8.2 million provided by maturities and sales of marketable securities, net of purchases. We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in all of 2013, primarily for the continued expansion of our internally managed data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash provided by financing activities of $4.0 million in the first nine months of 2013 resulted from $6.6 million in cash receipts related to stock option exercises being offset by $1.8 million in principal payments on our term debt and $0.8 million in taxes paid related to the net settlement of equity awards.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At September 30, 2013, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding and $9.0 million of term loans outstanding at an interest rate of 2.26% and we were in compliance with all financial and restrictive covenants.

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

As of September 30, 2013, we held cash and cash equivalents and marketable securities of $152.0 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at September 30, 2013, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer and review of our Audit Committee, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer and our Audit Committee concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Risks Related to our Business and Industry

Our future growth is, in large part, dependent upon the widespread adoption of social business software by enterprises and it is difficult to forecast the rate at which this will happen.

Social business software for enterprises remains at an early stage of technological and market development and the extent to which social business software will become widely adopted remains uncertain. It continues to remain difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market or the entry of competitive solutions. Any expansion of the social business software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with social business software. If social business software does not achieve widespread adoption, or if there is a reduction in demand for social business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, are customers of our competitors, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

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

Additionally, our quarterly sales cycles are frequently more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks of the quarter. If this trend continues or becomes more exaggerated, it could negatively impact the timing of recognized revenues, cash collections and delivery of professional services in subsequent periods. Furthermore, the concentration of contract negotiations in the last few weeks of the quarter could require us to hire additional sales, legal and finance employees. For example, in the second quarter of 2013, and to a lesser extent in the third quarter of 2013, we saw sales cycles extend for some sizeable transactions, which adversely impacted new business billings during the quarter.

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

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business we also compete with standalone software providers whose only product is focused on providing external communities to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, or our competitors may enter into strategic alliances with each other, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to enterprise customers, and, in June 2013, Oracle and salesforce.com announced a new strategic partnership to integrate their cloud applications. To the extent that our competitors are successful in combining these social networking capabilities with their existing products, we could experience increased competition, which could adversely affect our billings, revenues and margins.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billings, amount of multi-year prepayments and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future state and local sales tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., the Asia Pacific region, South America and Europe. Sales outside of the U.S. represented approximately 23% of our total revenues in the first nine months of 2013 and 23%, 21% and 21% of our total revenues for 2012, 2011 and 2010, respectively. As we continue to expand sales of our social business platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

From January 2011 through September 30 2013, we completed six acquisitions. We may in the future acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We have incurred losses in each of the last five years and in 2013 to date, including a net loss of $53.1 million in the first nine months of 2013, $47.4 million in fiscal 2012 and $50.8 million in fiscal 2011. At September 30, 2013, we had an accumulated deficit of $205.2 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Furthermore, the transition to internally managed facilities has required, and continues to require, significant up front capital expenditures for equipment and infrastructure, as well as increased personnel expense. In this regard, we anticipate making total capital expenditures of approximately $10 million to $12 million in 2013 primarily for the purchase of hosting equipment and additional hosting services. To date in 2013, we have spent $8.8 million on such equipment and services. Additionally, to the extent that we are required to add data center capacity to accommodate customer demands for additional bandwidth or storage to enable their communities, we may need to significantly increase the bandwidth, storage, power or other elements of our hosting operations, and the costs associated with adjustments to our data center architecture could also negatively affect our margins and operating results.

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

We have experienced significant growth in recent periods. For example, we grew from 527 employees at December 31, 2012 to 669 at September 30, 2013 and we acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take 9 to 12 months or longer before our sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

Additionally, in the United States, the central provisions of the Leahy-Smith America Invents Act (AIA) became effective on March 16, 2013. Among other things, this law has switched U.S. patent rights from the present “first-to-invent” system to a “first inventor-to-file” system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have the resources to file more patent applications.

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

Sequestration or other actions of the U.S. Government resulting in significant cuts in U.S. Government spending could adversely affect our sales and future results.

The Budget Control Act of 2011 (Budget Control Act), which raised the U.S. national debt ceiling and put into effect a series of actions for deficit reduction, triggered automatic reductions in U.S. Government spending, known as “sequestration,” beginning in 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, that debate has had and could continue to have a significant impact on future U.S. Government spending plans, including the overall spending on social business software, including our platform, by the various agencies of the U.S. Government. Our sales and future results may be adversely impacted by reductions in U.S. Government spending as a result of any sequestration or future government budget issues.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013, and did not have a significant financial impact. At September 30, 2013, we were not under exam in United States or any other foreign jurisdictions.

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

Our future success will depend on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry and in the San Francisco Bay Area especially, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock does not increase or declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

Since we had previously qualified as an “emerging growth company” as defined in the JOBS Act, we have been able to take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies.” These include not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will no longer be able to take advantage of these exemptions, as, on December 31, 2013, we lose our status as an “emerging growth company.” Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management’s attention from other business concerns which could harm our business and operating results.

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

As of September 30, 2013, we had used approximately $22.9 million of those proceeds for the repayment of indebtedness, $17.4 million for purchase of property and equipment, primarily to build out our co-located data center, $7.6 million in aggregate for the acquisitions in 2012 and $11.0 million in aggregate for the acquisitions in 2013 to date. We currently intend to use the remaining proceeds for general corporate purposes as described in the prospectus for the offering.

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

JIVE SOFTWARE, INC.

Dated: November 1, 2013	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)