Form 10-K
period 2013-12-31
Jive Software, Inc.
filed 2014-03-03
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $733.2 million computed by reference to the last sales price as reported by the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2013). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 25, 2014 was 70,266,638 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Stockholders’ Meeting are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

JIVE SOFTWARE, INC.

2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Annual Report on Form 10-K.

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

Overview

We were incorporated in Delaware in February 2001, with a mission to change the way that work gets done. We believe that our social business platform drives top line revenue and cost savings by unleashing creativity, driving innovation and improving productivity through increased engagement and collaboration within the enterprise, as well as with customers and partners. We believe that, just as consumer social technologies have changed the way we live, social business technologies are evolving into an increasingly important business tool that is changing the way we work.

We provide a social business platform that we believe improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. We believe our platform is intuitive, easy to use, secure, flexible and scalable. It can be provided as a public cloud service or as a private cloud solution. We are focused on unlocking the power of the enterprise social graph - the extended social network of an enterprise, encompassing relationships among its employees, customers and partners, as well as their interactions with people, content, and business information.

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

Our social business software has been recognized as a leading platform by industry analysts. Gartner has again recognized us as a market leader in their report, the “Magic Quadrant for Social Software in the Workplace,” released in the third quarter of 2013.

We sell our platform primarily through a direct sales force both domestically and internationally. As of December 31, 2013, we had 876 enterprise Jive Platform customers. Some of our top new customers by annual contract value for the year ended December 31, 2013 include the Adeo Services, JM Family Enterprises, FICO, Huntsman, RadioShack and Windstream.

Recent Developments

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

In 2013, we released strategic integrations with complementary vendors Box Inc. (“Box”) and Okta Inc. (“Okta”), making it possible to provide customers with an integrated stack of best of breed cloud platforms.

•	Box: in late 2012, Jive and Box announced a strategic partnership, and the intention to co-develop a deep integration between the two platforms. That integration was released in April 2013, and combines Jive’s best-in-breed communication and collaboration capabilities with Box’s best-in-breed content capabilities.

•	Okta: in October 2013, Jive and Okta announced a strategic partnership and integration between Jive and Okta’s identity-management service.

Throughout 2013, we introduced many product and feature enhancements. Updates to Jive Cloud are released quarterly, while our traditional public and private cloud platforms incorporate many of the enhancements of the Jive Cloud releases on an annual basis. Major new offerings on our platform introduced in 2013 included: Purposeful Places, which brings people, content and information together in intelligent collaboration areas optimized around specific business activities to produce tangible outcomes; Structured Outcomes, which takes everyday workplace conversations and converts them into actionable activities; and integration with an even broader enterprise ecosystem including Box and salesforce.com. Additionally, we released new cloud business analytics tools on our platform to directly measure business value, as well as enhancements to our Jive Anywhere capability. We also expanded our focus on our external communities with the introduction of JiveX, our next generation cloud-based external community platform, which included the continued integration of our Advanced Gamification and point-and-click analytics.

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

•

Communities for employees, customers and partners. Our solution enables our customers to operate both internal and external communities by offering a platform that allows communication and collaboration between and among employees, customers and partners. Our solution also enables our customers to extend their reach by including partners, outside agencies, contractors and other external parties in their Jive community with complete security and privacy by using our Externally Accessible Groups feature.

•	Discovery of relevant information and experts. Our platform includes a proprietary recommendation engine that helps users connect to and easily locate relevant information and experts on an enterprise-wide basis across departmental and geographic boundaries, as well as across externally-facing customer and partner communities.

•	Scalable and secure. Our platform is capable of supporting large deployments, including those with complex environments with tens of thousands of employees internally and millions of users externally. We provide tools to help our customers manage the critical elements of application security, including authentication, authorization and regulatory compliance.

•	Measuring business value. We enable customers to identify the impact of our platform on a particular business outcome. This includes identifying relevant user metrics, success rates and positive trends across the business.

•	Integration with existing enterprise applications. Our platform integrates with legacy IT infrastructure and a broad range of existing enterprise applications — including email, content management, customer relationship management, marketing automation, product development, eCommerce and instant messaging — and enables access from mobile devices, browsers, desktop applications, collaboration applications and consumer social platforms.

•	Enterprise applications market built on open standards. We enable customers and third parties to develop applications that leverage our platform through our rich APIs, built on the industry standard OpenSocial specifications.

•	Readily deployable and configurable solution. Our platform has been developed to facilitate easy deployment with familiar interfaces. We offer our customers the ability to configure our solutions to deliver the specific functionality and user experience they want for their end-users, and the ability to modify the look and feel of our solutions to conform to their branding or other requirements.

•	Public cloud and private cloud delivery. Our customers can use our platform on demand through the public cloud, or via a private cloud. In addition to our standard public cloud platform, in 2012 we released Jive Cloud, one of our public cloud services that is on a quarterly release cycle and is a non-customizable version of our platform. This flexible delivery model allows us to meet a variety of security and cost requirements and better address the needs of each customer, and enables us to target a wider range of potential customers.

Business Benefits

•	Improve strategic decision making. Our platform helps our customers to improve and accelerate decision making by increasing the flow of ideas, streamlining and recommending the most relevant content, and delivering a comprehensive set of analytics that provide insight into employee and customer communications.

•	Improve employee productivity. Our centralized collaboration platform and proprietary recommendation engine leverages relationships, expertise and areas of interest to efficiently connect employees with one another, simplify the process of finding people and information and substantially reduce duplicate tasks. Employees can also collaborate more effectively through sharing and commenting using our platform and leveraging our integrations with legacy business applications.

•	Enhance revenue opportunities. Our platform helps our customers to create and manage external communities, which can increase brand awareness, attract new customers, inspire new product ideas and deliver referrals to sales teams. Internal communities can also make our customers’ sales representatives more efficient by quickly connecting them with relevant information and expertise within the enterprise.

•	Lower operational costs. Our platform helps our customers reduce operating costs via communication efficiencies and improved knowledge management. Externally, our solution enables our customers to provide more effective and efficient support communities while significantly reducing customer support infrastructure expenses, including call centers. Internally, our solution can reduce information discovery time for end-users, reducing ramp time for new hires and increasing employee efficiency.

•	Increase customer retention. We enable enterprises to strengthen connections to their customers. Our platform enables enterprises to increase customer satisfaction and retention by establishing communities to support their end-users and enable their end-users to interact with each other. This support and interaction allows our customers to more quickly and effectively process end-user queries and feedback.

Our Strategy

Our goal is to extend our industry leadership in social business platforms. The principal elements of our strategy include:

•	Grow our customer base. In order to grow our customer base, we invested heavily in our direct sales efforts in 2013 through significant investments in our sales organization in the United States, Europe and Asia. Additionally, we plan to further leverage our existing partnerships and grow our indirect distribution efforts by increasing our network of channel partners. We intend to target new partnerships with partners who offer complimentary technology and services in the marketplace, which we believe will make our joint solutions more compelling to our customers.

•	Expand business with existing customers. We have successfully migrated, and intend to continue migrating, customers from a single external community or departmental deployment to broader implementations over time, including the upsell of additional users, page views, modules, services and additional communities. We will continue to focus on generating positive user experiences and tangible business results that we believe will drive incremental demand for our solutions.

•	Innovate and extend our technology and product leadership. We intend to expand our current platform and extend our product leadership by developing and acquiring innovative technologies and products, and leveraging the innovation of our partners. For example, in the fourth quarter of 2013, we introduced an update to our platform with the release of Jive 7 and our Jive Cloud Fall release, which includes new features such as Purposeful Places, impact metrics, Structured Outcomes, and three new mobile applications, all enabling a more comprehensive social experience.

•	Develop the Jive ecosystem. We intend to continue to develop the Jive ecosystem by enabling customers and other third parties to create applications that integrate with our platform. We further intend to increase the number of our Jive Alliance Partners that provide strategic advisory, business transformation and customization services for our solutions. For example, in late 2012, Jive and Box announced a strategic partnership, and the intention to co-develop a deep integration between the two products. That integration was released in April 2013, and combines Jive’s best-in-breed communication and collaboration capabilities with Box’s best-in-breed content capabilities.

Our Platform

The Jive Platform is delivered in two key configurations, Jive for internal networks, and the JiveX platform for public communities. These platforms offer industry-leading social business capabilities that enable employee, customer and partner engagement. The core platform can be expanded by adding optional modules, including Advanced Tasks, Jive Present, Gamification, Ideation, Mobile, Video, and connectors into existing enterprise systems and applications, such as Microsoft Office and SharePoint. Our platform can also be extended to include cloud and customer-built applications through extensive APIs and development interfaces.

The Jive Platform

The Jive Platform is delivered in two configurations:

•	Employees. Our platform connects users across the enterprise and its functional departments, leveraging social intelligence, such as business relationships, expertise and areas of interest, to help employees stay aligned, informed and productive.

•	Customers and partners. The JiveX platform enables companies to build and manage external communities to build their brand, reduce their support costs and enable channels through enhanced online communication with their own customers and business partners.

Core Platform Capabilities and Features

Our social business platform includes the following capabilities and features:

•	Social networking capability. The Jive Platform enables rich social profiles, visual enterprise directories, connections and expertise identification. Users can easily find, follow and access both people and data through structured spaces, including public and private social groups and projects. This provides users with up to the minute access to relevant and critical information.

•	Comprehensive communication environment. Our platform enables blogging, microblogging, discussions, real time chat and video conversations and direct messaging and aggregates these familiar methods of social communications into a social inbox to allow users to find relevant information quickly and easily.

•	Engaging social features. Our platform provides a streamlined and intuitive user interface and enables commenting, sharing Web bookmarks, “liking,” reviews and rating capabilities designed to capture the attention of a user and drive interaction and adoption.

•	Reputation and recognition. Our platform provides a variety of mechanisms for users to be recognized for their contributions to the community and to proactively build their reputations, including community status leaderboards, user achievement badges and trending people and content.

•	Content and collaboration. Our platform includes wikis, document sharing, an easy-to-use rich text editor and full-fidelity rendering of Microsoft Office documents and PDFs with inline commenting, allowing users to collaborate real-time. Our platform enhances collaboration by allowing users to control access to content at the individual, group or document level.

•	Search. Our platform includes advanced search capabilities to locate relevant people, content and groups using information captured in the enterprise social graph, such as users’ unique skills or profile information.

•	External groups. Our platform enables an enterprise to expand its operating ecosystem, bringing discussions and questions in external communities back into the enterprise and allows internal users to create an external group for secure, private, ad-hoc collaboration with non-employees.

•	Security. Our platform allows customers to control access to specific content and groups. In addition, it is designed to take advantage of and integrate with existing security and authentication systems.

•	Connections to enterprise systems. Our platform can integrate with numerous enterprise systems such as customer relationship management, enterprise resource planning, software configuration management, or product lifecycle management systems, via our application programming interfaces, or APIs.

Recommendations

The Jive recommendation engine is an innovative user interface that makes it easy to track, consume, manage and filter critical business information, communications and actions. A key component is a highly tuned enterprise activity stream that enables users to rapidly access, discover and interact with conversations, content and decisions. Our noise filtering capability addresses the challenges of information overload, helping users focus on mission critical, timely information. Additionally, the recommendation engine draws on real-time intelligence derived from the enterprise social graph to predict and recommend content, people and groups to users, based upon employee roles, positions and previous communications.

Integration and Extension

The Jive Platform is a communication and collaboration hub, bringing together information and conversation from many different systems. In addition to the many integrations included with the Jive Platform, Jive provides extensive capabilities for integrating our platform with other systems. Jive provides extensive, rich developer APIs and tools that enable bi-directional exchange of content, conversation, streams and data between Jive and other systems. Many third-party developers have created commercial integrations that are available in the Jive Add Ons directory. Further, the APIs and developer tools are available for in-house IT teams to integrate and extend our platform based on company-specific requirements.

Jive Anywhere

Jive Anywhere enables users to import any content into the Jive Platform that can be viewed on a web browser. This feature automatically connects conversation, content and context within a user’s Jive network with any website or web application. Jive Anywhere helps users avoid complicated point-to-point integrations between their collaborative platform and other enterprise systems and websites by making it easy to discuss and share content with one click.

Platform Modules

Jive offers additional functionality in modules built to integrate with the Jive Platform.

Enterprise Integrations. Jive provides several pre-built integrations with common content management applications, communication systems and systems of record, including the following:

•	Microsoft Outlook. Enables users to interact with our platform from the familiar interface of Microsoft Outlook. Users can see activity streams and social profiles, comment on documents and blog posts, and create status updates and discussions, from within Microsoft Outlook. Users can also turn email threads into discussions and post email attachments directly to our platform. Users can use the search feature to include people, emails, appointments and attachments from Microsoft Outlook, as well as documents and discussions from the Jive Platform.

•	Microsoft Office. Users can collaborate on Microsoft Office documents, including simultaneously co-authoring across different Microsoft Office versions, publishing content directly to our platform and participating in document discussions from directly within Microsoft Word, PowerPoint or Excel.

•	Jive StreamOnce. Jive StreamOnce automatically feeds information into Jive from a wide range of sources such as email, activity streams, social media and content apps, consolidating streams in one place. Users can see and respond to these streams directly from the Jive Platform.

•	Content management systems. Content management systems, such as Microsoft SharePoint, can be integrated into our platform so that content can be shared across our platform and these systems. Users can search our platform and content management systems simultaneously and can access our social capabilities from within these systems.

•	Enterprise IM. Enterprise instant messaging systems, such as Microsoft Lync, can be integrated into our platform.

Advanced Gamification. We include game mechanics as a standard feature. Our Advanced Gamification Module expands on these core features to deliver a more personalized, highly targeted experience. Advanced Gamification makes it easier to create custom missions and competitions to kickstart user participation and drive user behavior, such as encouraging sales reps to complete training or customer service agents to answer customer questions in a timely fashion.

Advanced Tasks. Our task management module integrates directly into Jive, enabling users to assign, schedule and prioritize tasks as they work. Users track and manage all their tasks, as well as their team’s, in one simple view – from a desktop, mobile device or Outlook inbox.

Business Analytics. Our Business Analytics module enables companies to monitor and measure the processes critical to organizational performance, measuring the effectiveness of a company’s onboarding process, employee productivity, or alignment on strategic initiatives.

External Groups. Users can collaborate with their entire extended team, including those outside the firewall. Security and permissions controls let users specify who sees what, without exposing confidential information to people outside the company or outside the relationship.

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

Jive Resonata. For our JiveX Platform, Jive Resonata analyzes the activity in a JiveX customer community and reveals the sentiments, behaviors and motivations that drive participation and satisfaction. It identifies a community’s champions and detractors, tracks trends and spots emerging problems.

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

Professional Services and Customer Support

Our professional services team provides a range of offerings including strategy consulting, project management, technical expertise and education and training. Our team leads the design, implementation and launch of the Jive platform and seeks to ensure that our solution meets the design and implementation parameters established by our customers with clearly measurable business benefits. We also provide post-launch support and on-going assistance to encourage and facilitate adoption within the enterprise.

We offer training services to our customers and partners. We offer both traditional classroom-style, instructor-led training either in-person or over the web and online educational classes. We also provide a variety of training videos and quick start guides that are available online. Our education offerings are targeted at training partners, users, community managers and system administrators.

Our global customer support organization provides both proactive and customer-initiated support. Assistance is available by email, telephone and through our online Jive Community built on our social business platform. Customers can track the status and relevant information relating to their queries in real-time and have access to a wide range of information sharing utilities that facilitate access to both internal and external community feedback.

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

Our core application is written primarily in Java and is designed to run on both public and private cloud deployments. It runs on the Linux operating system and is compatible with Microsoft SQL Server, MySQL, Oracle and PostgreSQL. In our public cloud, we are developing and porting an increasing portion of our features to multi-tenant architectures, many of which build upon the Hadoop family of technologies. Through connectivity to our cloud, private cloud deployments can also access such functionality, which includes Jive What Matters and mobile. The Jive Platform integrates with existing enterprise systems and can be extended with new functionality through the utilization of a broad set of APIs. These APIs facilitate the building of custom integrations to our platform.

Our social business platform is provided through the public cloud or on-premise in a private cloud. Release schedules for Jive Cloud occur prior to release for our public cloud and private cloud offerings. In both our public cloud and private cloud deployments, our customers can customize our platform to meet their enterprise requirements for branding and security, through customer-specific domain names, SSL encryption and other mechanisms.

We host our Jive Cloud and public cloud platform for hundreds of our customers and millions of end-users. We work with large data center vendors to provide the international foundation of our social business platform. Our enterprise-class hardware platform provides high levels of performance, flexibility and security. We currently utilize multiple international data center facilities located in North America and Europe. Each facility utilizes multiple network providers, as well as services to help ensure security, reliability, redundancy and performance. We maintain and operate additional facilities in geographically diverse locations for offsite backup storage and disaster recovery.

In 2013, we completed our migration from SunGard operating environments to co-located facilities managed by our internal architecture and operations team. In connection with this migration, we have also developed technology that enables us to automate the process of deploying and upgrading customer environments. We continue to make significant investments in our hosting infrastructure to improve efficiency, performance and security and to increase our ability to scale our hosting environment. Our architecture and security teams are based in our Palo Alto, California headquarters and in Portland, Oregon, with our network operations center and deployment teams based in Portland, Oregon and the United Kingdom.

Sales and Marketing

We sell our platform primarily through our global direct sales organization. Our direct sales team is comprised of inside sales and field sales personnel who are organized by prospect company size and geographic regions, including North America, South America, Europe and Asia Pacific. We also work with channel partners, including resellers, leading global outsourcing vendors and system integrators. As of December 31, 2013, we had 202 employees in sales and marketing and we had more than 100 Jive Alliance Partners, creating referrals and reselling our platform worldwide, including PwC US, Box and Okta.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target company executives both inside and outside of Information Technology organizations, senior business leaders and other technology professionals. Our principal marketing programs include:

•	use of our website to provide product and company information, as well as learning opportunities for potential customers;

•	regional field marketing events for customers and prospects;

•	sales development professionals who prospect for new leads and respond to incoming leads to convert them into new sales opportunities;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	customer programs, including user meetings and our online customer community;

•	online marketing activities, including direct email, online web advertising, blogs and webinars;

•	public relations and social networking initiatives;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and

•	sponsorships and participation in marketing programs in the broader Jive ecosystem.

In addition, in October of every year, we host our annual JiveWorld global user conference, where current and potential customers participate in a variety of programs designed to help drive business results through the use of our platform. This conference features a variety of prominent keynote and customer speakers, panelists, and presentations focused on businesses of all sizes, across a wide range of industries. Attendees also gain insight into our recent product releases and enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Customers

We generally sell our platform and related services through our global sales organization directly to businesses, government agencies and other enterprises. As of December 31, 2013, we had 876 Jive Platform customers in diverse industries, including consulting services, education, financial services, healthcare, life sciences, manufacturing, retail, telecommunications and technology. No individual customer represented more than 10% of our total revenues in 2013, 2012 or 2011.

The following table sets forth a representative list of a selection of our largest customers by industry category:

Financial Services	Healthcare	Retail
AIA Group The Bank of New York Mellon Fidelity Liberty Mutual Scotiabank	Aetna Allscripts Kaiser Permanente Spectrum Health United Health Group	Adeo Services Givaudan AG RadioShack Starbucks Ricoh Americas Corp

Technology	Telecommunications
FICO Hitachi Data Systems McAfee NetApp SAP AG	Alcatel-Lucent Motorola Solutions Sprint T-Mobile Verizon

Research and Development

We center much of our product development on the needs of our customers. We work closely with our user community to continually improve and enhance our platform through organic development and the acquisition of new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. Our online Jive Community is made available to our customers and allows them to suggest, collaborate on and vote on new features and functionality. This input is utilized in many of our development plans and provides valuable customer insight that we use to establish the priorities of our engineering team. We also incorporate feedback from our employees, all of whom use our products daily and test alpha versions before each major release.

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

As of December 31, 2013, we had 217 employees in research and development.

Competition

The overall market for social business platform solutions is rapidly evolving and highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft and IBM, enterprise software application providers which are adding social features to their existing applications, such as salesforce.com, inc., and smaller specialized software vendors. Our primary competition for internal communities currently comes from established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. Additionally, we compete with smaller companies who may adapt better to changing conditions in the market. Our primary competition for our JiveX external community solution comes from a smaller, privately held software vendor, Lithium Technologies.

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

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name reservations to protect our intellectual property. We have only recently begun to implement a strategy to seek patent protections for our technology and processes. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. As of December 31, 2013, we had 14 pending U.S. patent applications.

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

Employees

As of December 31, 2013, we had 673 regular full-time employees, including 45 in hosting, 60 in support, 75 in professional services, 217 in research and development, 202 in sales and marketing and 74 in general and administrative roles. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Social business software for enterprises remains at an early stage of technological and market development and the extent to which social business software will become widely adopted remains uncertain. It continues to remain difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market and the entry of competitive solutions. Any expansion of the social business software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with social business software. If social business software does not achieve widespread adoption, or if there is a reduction in demand for social business software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, are customers of our competitors, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding social collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

We generally recognize revenues from customers ratably over the term of their agreements, which generally range from 12 to 36 months. As a result, most of the revenues we report in each quarter are derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters or years. Consequently, a decline in new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our revenues results for that quarter. Such declines, however, would negatively affect our revenues in future periods and the effect of significant downturns in sales and market acceptance of our solutions, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Our subscription model also makes it difficult for us to rapidly increase our total revenues through additional sales in any period, as revenues from new customers must be recognized over the applicable subscription term. In some instances, our customers choose to pre-pay the entire term of their multi-year subscriptions up front. As a result, billings can fluctuate significantly from quarter to quarter.

The market for social business software is still in its early stages of development and intensely competitive, and if we do not compete effectively, our business would be harmed.

The market for social business software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement social business software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone software providers, such as Lithium Technologies, whose only product is focused on providing external communities to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add social business applications to their existing applications, or our competitors may enter into strategic alliances with each other, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to enterprise customers, and, in June 2013, Oracle and salesforce.com announced a new strategic partnership to integrate their cloud applications. To the extent that our competitors are successful in combining these social networking capabilities with their existing products, we could experience increased competition, which could adversely affect our billings, revenues and margins.

Some of our competitors offer their solutions at a lower price or at no cost, which has resulted in pricing pressures and increased competition. In addition, some potential customers, particularly large enterprises, may elect to develop their own internal solutions. If we are unable to price our solutions appropriately, our operating results could be negatively impacted. In addition, lower margins, pricing pressures and increased competition generally could result in reduced sales and billings, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. Certain current competitors have been, and current or potential competitors may be, acquired by third parties with greater available resources and as a result of such acquisitions, might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their solutions, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. If we are unable to compete effectively for a share of our market, our business, operating results and financial condition could be materially and adversely affected.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billings, composition of billings for professional services, amount of multi-year prepayments, amount of non-renewable perpetual license billings, and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over government-sponsored electronic surveillance activities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future state and local sales tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

Based on the factors described above, we believe that our quarterly operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be indicative of future results.

In addition, due to our evolving business model, the rapid pace of technological change, the unpredictability of the emerging market in which we participate, and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future billings, revenues and anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers, or the price for which we are able to sell our platform is below our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the U.S., the Asia Pacific region, South America and Europe. Sales outside of the U.S. represented approximately 23%, 23% and 21% of our total revenues in 2013, 2012 and 2011, respectively. As we continue to expand sales of our social business platform to customers located outside the U.S., our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the U.S., and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, sales collateral and legal agreements, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	international customers’ potential reluctance to do business with U.S. companies who host content and data as a result of recent alleged surveillance activities by the United States National Security Administration;

•	regional data privacy laws that apply to the processing of personal information, particularly those focused on the transmission of our customers’ data across international borders;

•	ability to provide local hosting, consulting and support services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	regional economic and political conditions; and

•	security concerns such as civil or military unrest and terrorist activities.

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

From January 2011 through December 31, 2013, we completed six acquisitions. We may, in the future, acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We have incurred losses in each of the last six years, including a net loss of $75.4 million in 2013, $47.4 million in fiscal 2012 and $50.8 million in fiscal 2011. At December 31, 2013, we had an accumulated deficit of $227.5 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, and we may have to delay revenue recognition for some of the more complex transactions, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, and operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

We recently completed the transition from third-party hosted data centers for our public cloud customers to our own managed facilities and such internally managed facilities expose us to additional risks which could result in operational inefficiencies, increase our costs and ultimately have a negative impact on our business.

We recently completed the transition of our hosting services to internally managed hosting facilities in both the United States and Europe. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, or other unanticipated problems, could result in lengthy interruptions in our service, which would materially impact our customers’ use of our offerings and may result in financial penalties for which we will be directly and solely responsible.

In addition, we are subject to other risks and challenges inherent in the fact that we are now managing the infrastructure that hosts our customer communities, including any failure to properly plan for our infrastructure capacity requirements and our inability to obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments, including those pertaining to uptime and security.

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

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. For example, in January 2011, we experienced a hosting outage, which impacted some of our customers for up to 14 hours. More recently, in late December 2013, we experienced a significant hosting outage, which impacted several of our U.S. customers for up to 11.5 hours. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability, and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

Our hosting, support and professional services personnel sometimes must access customer communities to fulfill our contractual obligations to provide these services to our customers. This access may result in exposure to confidential customer data and personally-identifiable information that is stored within our platform. If our personnel or our software systems were to permit unauthorized loss or access to this data by a third party, our reputation could be damaged and we could incur significant liability.

Additionally, while our platform is not intended for the transmission or storage of credit card data, sensitive health, personal account or financial information and we contractually prohibit our customers from doing so, neither we nor our suppliers monitor or review the content that our customers upload and store within their communities. Therefore, we have no direct control over the substance or use of the content within our hosted communities. If customers use our platform for the transmission or storage of sensitive health, credit card, personal account or financial information and our security measures are breached our reputation could be damaged, our business may suffer and we could incur significant liability as many domestic and international laws place a higher burden of care on organizations that transmit and process this type of information.

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

In addition, through the APIs we make available to our technology partners and our add-on modules, our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

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

For instance, the recent publicity in the United States and abroad regarding the alleged surveillance activities of the United States National Security Administration may cause our current and prospective customers to require additional information regarding our data disclosure policies which may elongate our sales cycles, require us to make additional contractual commitments, assume additional liabilities or cause potential customers to abandon planned purchases.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 673 at December 31, 2013 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

We derive a substantial portion of our total revenues from sales of a single software platform, the Jive Platform, and related modules. As such, any factor adversely affecting sales of this platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

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

Additionally, large enterprises may request or require customized features and functions unique to their particular business processes. If prospective large customers require customized features or functions that we do not offer, then the market for our platform will be more limited and our business could suffer. If a large enterprise contract requires customized features and functions, we cannot recognize any revenue related to the entire contract until the customized features and functions have been delivered to the customer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our platform, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms or fail to purchase additional features. If any of these were to occur, our revenues and billings may decline and we may not realize significantly improved operating results.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take 9 to 12 months or longer before our newly trained sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

We, or our customers, may be sued by third parties for alleged infringement or misuse of their intellectual property.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties for misuse of these rights. Additionally, within the United States in particular, non-practicing entities have significantly increased their activities of pursuing patent litigation against technology companies and their customers. As a result, companies such as Jive are increasingly required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon or misappropriating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own confidential information or certain intellectual property. From time to time, third parties have claimed and may claim that we infringe upon or have misappropriated their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. In the future, we, or our customers, may be the subject of claims that our platform, underlying technology or our actions in connection therewith infringe, misappropriate or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners which could expose us to significant legal and financial liability. We expect that the occurrence of infringement claims is likely to grow as the market for social business software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

For example, in October 2012, Bascom Research, LLC (“Bascom”) filed a complaint for patent infringement against us, among others, in the United States District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. In May 2013, we entered into a settlement and license agreement with Bascom. The cost of such settlement was consistent with amounts accrued for settlement and was not material to our business, financial condition, or results of operations.

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

Additionally, in the United States, the central provisions of the Leahy-Smith America Invents Act (AIA) became effective on March 16, 2013. Among other things, this law has switched U.S. patent rights from prior “first-to-invent” system to the present “first inventor-to-file” system. This may result in inventors and companies having to file patent applications more frequently to preserve rights in their inventions. This may favor larger competitors that have the resources to file more patent applications.

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

Sequestration or other actions by the U.S. Government resulting in significant cuts in U.S. Government spending could adversely affect our sales and future results.

The Budget Control Act of 2011 (Budget Control Act), which raised the U.S. national debt ceiling and put into effect a series of actions for deficit reduction, triggered automatic reductions in U.S. Government spending, known as “sequestration,” beginning in 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, that debate has had, and could continue to have, a significant impact on future U.S. Government spending plans, including the overall spending on social business software, including our platform, by the various agencies of the U.S. Government. Our sales and future results may be adversely impacted by reductions in U.S. Government spending as a result of any sequestration or future government budget issues.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. At December 31, 2013, we were not under exam in the United States or in any foreign jurisdictions.

We depend on our senior management team, and the loss of one or more key employees or groups could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, services and the general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. For example, in February 2014 we announced the departure of our President of WorldWide Field Operations. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform and other solutions.

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

Our business could be negatively affected as a result of actions of activist shareholders.

If a proxy contest with respect to election of our directors is initiated in the future by any activist stockholder, or if other activist stockholder activities occur, our business could be adversely affected because:

•	responding to a proxy contest and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Since we had previously qualified as an “emerging growth company” as defined in the JOBS Act, we were able to take advantage of certain exemptions from various requirements that are applicable to public companies. These exemptions included not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are no longer able to take advantage of these exemptions, as, on December 31, 2013, we lost our status as an “emerging growth company.” Our inability to continue to take advantage of these exemptions may place additional strain on our resources and divert our management’s attention from other business concerns which could harm our business and operating results.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or our internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

As of December 31, 2013, we are no longer an “emerging growth company” under the JOBS Act. As a result, we are now required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with this Annual Report on Form 10-K.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. We may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the market price of our common stock include:

•	variations in our billings, renewal rates, operating results, cash flow, loss per share and how these results compare to analyst expectations;

•	the net increase in the number of customers acquired, either independently or as compared with published expectations of analysts that cover us;

•	forward looking guidance on billings, revenues, cash flows and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our public cloud service;

•	changes in the executive management team;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

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

We lease office facilities in California, Oregon, Colorado, the United Kingdom and Israel. The facility lease for our headquarters in Palo Alto, California, where we lease approximately 21,000 square feet, expires in June 2020; the lease for the office space in Oregon, where we lease approximately 52,000 square feet, expires September 2018; our San Francisco, California lease expires November 2015; our Colorado lease expires March 2016; our lease in the United Kingdom expires in May 2018; and our Israel lease expires September 2017. We also have leases for data center facilities in Arizona, New Jersey and the Netherlands, which expire in December 2016, September 2016 and October 2015, respectively. Additionally, we currently occupy a number of sales and service offices around the world. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 14 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Payment Obligations” for information regarding our lease obligations.

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

Stock Price and Dividends

Our common stock, $0.0001 par value, began trading on the NASDAQ Global Select Market on December 13, 2011, where its prices are quoted under the symbol “JIVE.” As of February 25, 2014 there were 98 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the eight quarters in the two-year period ended December 31, 2013 as regularly quoted on the NASDAQ Global Select Market:

2013	High	Low
Quarter 1	$17.26	$13.65
Quarter 2	18.17	13.47
Quarter 3	18.21	12.27
Quarter 4	13.08	9.79

2012
Quarter 1	$27.16	$14.34
Quarter 2	27.52	14.74
Quarter 3	21.38	13.82
Quarter 4	15.50	11.14

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

For further information, refer to Note 3 of our Consolidated Financial Statements included in this Form 10-K.

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

	Base	Indexed Returns
	Period	Year Ended	Year Ended	Year Ended
Company/Index	12/13/11	12/31/11	12/31/12	12/31/13
Jive Software, Inc.	$100.00	$106.31	$96.54	$74.75
NASDAQ Composite	100.00	101.00	117.06	161.93
NASDAQ Computer Index	100.00	100.12	112.61	148.59

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2013, 2012 and 2011, and the selected consolidated balance sheet data as of December 31, 2013 and 2012 are derived from, and are qualified by reference to, the audited consolidated financial statements and are included in this Form 10-K. The consolidated statement of operations data for fiscal 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011	2010	2009
Consolidated Statements of Operations Data
Revenues:
Products	$131,507	$100,040	$65,265	$37,827	$24,319
Professional services	14,256	13,626	12,020	8,441	5,675

Total revenues	145,763	113,666	77,285	46,268	29,994
Cost of revenues:
Products	37,419	30,240	21,689	9,870	4,133
Professional services	17,873	14,625	12,596	9,836	5,467

Total cost of revenues	55,292	44,865	34,285	19,706	9,600

Gross profit	90,471	68,801	43,000	26,562	20,394
Operating expenses:
Research and development	55,742	39,190	31,095	18,278	8,047
Sales and marketing	86,083	60,235	44,794	28,592	14,057
General and administrative	24,613	16,444	12,795	6,746	2,905

Total operating expenses	166,438	115,869	88,684	53,616	25,009

Loss from operations(1)	(75,967)	(47,068)	(45,684)	(27,054)	(4,615)
Total other expense, net(2)	(414)	(339)	(8,883)	(495)	(223)

Loss before income taxes	(76,381)	(47,407)	(54,567)	(27,549)	(4,838)
Provision for (benefit from) income taxes(3)	(1,010)	28	(3,763)	91	(52)

Net loss	$(75,371)	$(47,435)	$(50,804)	$(27,640)	$(4,786)

Basic and diluted net loss per common share	$(1.12)	$(0.76)	$(1.95)	$(1.25)	$(0.23)

Shares used in per share calculations	67,381	62,614	26,071	22,096	20,533

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Cost of revenues	$3,450	$2,035	$544	$158	$85
Research and development	14,133	6,250	2,644	528	112
Sales and marketing	10,614	4,970	3,918	823	257
General and administrative	6,557	4,954	3,316	1,895	145

Total stock-based compensation	$34,754	$18,209	$10,422	$3,404	$599

(2)	Non-cash expense recorded in other expense, net included $7.2 million and $0.2 million, respectively, in 2011 and 2010 related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in periods subsequent to 2011.
(3)	Provision for (benefit from) income taxes in 2013, 2012 and 2011 includes tax benefits of $1.4 million, $0.3 million and $3.9 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of StreamOnce, Meetings.io, Producteev and OffiSync. See Note 11 of Notes to Consolidated Financial Statements.

	December 31,
Consolidated Balance Sheet Data	2013	2012	2011	2010	2009
Cash and cash equivalents	$38,415	$48,955	$180,649	$43,348	$22,078
Working capital	39,287	93,376	135,557	14,055	3,677
Total assets	275,935	282,280	258,342	77,540	34,122
Preferred stock warrants	—	—	—	264	—
Long-term obligations excluding deferred revenue	7,605	8,938	10,532	4,185	1,674
Redeemable and convertible preferred stock	—	—	—	57,561	27,633
Total stockholders’ equity (deficit)	96,234	129,858	150,719	(50,035)	(27,816)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide a social business platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

We sell our comprehensive Jive Social Business Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 71.1% of revenues derived from our Jive Platform in 2013 compared to 65.8% in 2012. As the market opportunity for social business software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we are continuing to invest in our external community technology and intend to continue to focus on achieving growth and market-share in both markets.

We offer our platform both as a public cloud service and as a private cloud solution. In March 2012, we released Jive Cloud, one of our public cloud services that is a non-customizable version of our platform and is on a quarterly release cycle for new features and functionality. In 2013, product revenues from all public cloud deployments, including Jive Cloud, represented 64.1% of total product revenues compared to 62.8% in 2012. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 77.3% of total revenues in 2013 compared to 77.4% in 2012. We are continuing to focus on our direct sales presence and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In response to our growing customer base outside of the United States, as well as the increase in public cloud deployments, we opened an internally managed data center in the Netherlands in 2012. We also began the build-out of a second internally managed data center in the United States in the second quarter of 2013, which was placed into service during the third quarter of 2013.

Throughout 2013, we introduced many product and feature enhancements. Updates to Jive Cloud are released quarterly, while our traditional public and private cloud platforms incorporate the enhancements of the Jive Cloud releases on an annual basis. Major new functionality in the year included: Purposeful Places, which brings people, content and information together in intelligent collaboration areas optimized around specific business activities to produce tangible outcomes; Structured Outcomes, which takes everyday workplace conversations and converts them into actionable activities; and seamless integration with an even broader enterprise ecosystem including Box and salesforce.com. Additionally, we released new cloud business analytics tools to directly measure business value, and enhancements to our Jive Anywhere capability. We also continued to focus on our external communities with the introduction of JiveX, our next generation cloud-based external community platform, which included the integration of our Advanced Gamification and point-and-click analytics.

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

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, whose product offers a platform that connects third-party information streams directly into our Jive Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration was comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $6.4 million, which is being recognized as stock-based compensation over the two-year vesting period. Additionally, certain StreamOnce employees may receive additional consideration, not to exceed $0.7 million, if our bookings and customer count exceed certain thresholds over an 18-month period commencing as of the acquisition. In the second quarter of 2013, as part of the Summer Cloud release, we launched Jive StreamOnce, which integrates existing business applications such as Gmail, Microsoft Exchange, Chatter, DropBox, Yammer, Twitter, Facebook and Evernote into the Jive Platform.

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

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review total billings and short-term billings, non-GAAP measures, and the number of Jive Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Total Billings

The following tables set forth a reconciliation of total revenues to total billings (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Total revenues	$145,763	$113,666
Deferred revenue, end of period	147,337	117,047
Less: deferred revenue, beginning of period	(117,047)	(77,826)

Total billings	$176,053	$152,887	$23,166	15.2%

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Total revenues	$113,666	$77,285
Deferred revenue, end of period	117,047	77,826
Less: deferred revenue, beginning of period	(77,826)	(50,195)

Total billings	$152,887	$104,916	$47,971	45.7%

Short-Term Billings

The following tables set forth a reconciliation of total revenues to short-term billings (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Total revenues	$145,763	$113,666
Deferred revenue, current, end of period	112,432	87,698
Less: deferred revenue, current, beginning of period	(87,698)	(62,329)

Short-term billings	$170,497	$139,035	$31,462	22.6%

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Total revenues	$113,666	$77,285
Deferred revenue, current, end of period	87,698	62,329
Less: deferred revenue, current, beginning of period	(62,329)	(37,034)

Short-term billings	$139,035	$102,580	$36,455	35.5%

We monitor total billings and short-term billings, non-GAAP measures, in addition to other financial measures presented in accordance with GAAP to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and they will help investors better understand the sales volumes and performance of our business.

Our use of total billings and short-term billings have limitations as analytical tools, and you should not consider them in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

•	total billings and short-term billings are not substitutes for total revenues, as billings are recognized when invoiced, while revenue is recognized ratably over the contract term;

•	total billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and, therefore, does not always closely match with the timing of delivery of support, maintenance, and hosting services and the costs associated with delivering those services;

•	short-term billings can include fees paid for license terms greater than 12 months in prior periods that were previously recorded on our Consolidated Balance Sheets as a component of non-current deferred revenue and were reclassified in the current period as deferred revenue, current and therefore does not always reflect billings that occurred in the period;

•	changes to the composition of current period total billings and short-term billings may impact the correlation of current period total billings and short-term billings to future period revenues;

•	total billings and short-term billings would not exclude any agreements that contain customer acceptance provisions or other contractual contingencies that would require deferral of revenue required under GAAP; and

•	other companies, including companies in our industry, may not use total billings or short-term billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

We consider total billings and short-term billings to be significant performance measures and leading indicators of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in total billings; but only the amount that will be recognized into revenue in the following 12 month period would be included in short-term billings until the portion of the total billings beyond 12 months is subsequently reclassified from non-current deferred revenue to deferred revenue, current in a future period. However, if the customer elects to be invoiced annually for a multi-year contract, only the amount billed for the 12-month period will be included in both total and short-term billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our consolidated balance sheet as deferred revenue. As of December 31, 2013 and 2012, we had backlog of approximately $36.7 million and $31.3 million, respectively. Of the $36.7 million in backlog as of December 31, 2013, approximately 67% is expected to be billed within 2014 and approximately 34% is expected to be recognized as revenue within 2014.

Billings for consulting services can occur on either a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.

The increases in billings in the periods presented were primarily driven by increases in upsells of our products to existing customers and the addition of new customers in 2013 compared to 2012.

Jive Platform Customers

We define the number of our platform customers at the end of any given measurement period by counting each customer under an active contract for our Jive Platform, which includes Jive Cloud, that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. We believe the number of Jive Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Platform customer count was as follows:

	December 31,
	2013	2012	Change	% Change
Jive Platform customer count	876	800	76	9.5%

	December 31,
	2012	2011	Change	% Change
Jive Platform customer count	800	667	133	19.9%

Our product revenue growth was 31.5% and 53.3%, respectively in 2013 compared to 2012 and in 2012 compared to 2011. Our product revenues have grown at a faster rate than our customer count as we have continued to realize significant upsell opportunities with our existing customers.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in certain instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value for all of our undelivered elements, including support and professional services. When professional services are sold as standalone, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

Cost of Revenues

Cost of product revenues includes all direct costs to produce and distribute our product offerings, including data center and support personnel, depreciation and maintenance related to equipment located at our hosting service providers and in our Jive managed data centers, salaries, rent expense for our data centers, web hosting services expense for public cloud and Jive Cloud implementations, third-party royalty costs, benefits, amortization of acquired intangible assets and stock-based compensation.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2014.

Research and Development

In the first quarter of 2013, we began capitalizing costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. Once complete, our internal-use software related to our platform service will be amortized on a straight-line basis over its estimated useful life and recorded as a component of cost of product revenues. We capitalized $3.1 million of internally developed computer software costs in 2013.

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

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as earned as a component of sales and marketing expense. Sales incentive compensation is generally earned at the time a customer enters into a binding purchase agreement while associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue investing in sales and marketing to expand our global operations, increase revenues from current customers, build brand awareness and expand our indirect sales channel. We expect sales and marketing expenses to increase in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business domestically and internationally and incur additional expenses associated with being a publicly traded company, as well as ceasing to be an emerging growth company.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation, lives and recoverability of equipment and other long-lived assets, including goodwill, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

We believe that of our significant accounting policies, which are described in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, we believe these are the most critical to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

We generate revenues in the form of product fees and related professional service fees. Product fees include subscription fees, perpetual license fees, associated support and maintenance fees and hosting fees. Professional services primarily consist of fees for strategic consulting, configuration, training, consultation and implementation services, which are not essential to functionality. For statement of operations classification purposes, we allocate revenues to professional services based on the hourly rate billed for time and materials arrangements and based on the total fixed fee for fixed fee professional services. We recognize revenue when all of the following conditions are met:

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

We offer subscriptions of our solutions to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we have occasionally licensed our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term, both the perpetual license and support and maintenance are recognized ratably over the initial stated term. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient, consistently-priced standalone sales of support and maintenance, nor have we offered substantive renewal rates for support and maintenance. Additionally, customers who have purchased perpetual licenses to the base platform have historically also purchased term-based subscriptions to certain of our modules. We do not have VSOE of fair value for either the support and maintenance on the perpetual license or the module and, therefore, revenue is recognized ratably over the longer of the initial maintenance term for the perpetual license or the term for the subscription elements.

In situations where we have contractually committed to an individual customer specific technology, we defer all of the revenue for that customer until the technology is delivered and accepted. Once delivery occurs, we record a cumulative revenue catch-up and then recognize the remaining revenue over the remaining contract term.

License arrangements may also include professional services, such as strategic consulting, installation, upgrades and training services, which are typically delivered early in the contract term. This combination of products and services represents a multiple-element arrangement for revenue recognition purposes. We have determined that we do not have VSOE of fair value for each element of a multiple-element sales arrangement and, accordingly, we account for fees received under that multiple-element arrangement as a single unit of accounting and recognize the fees for the entire arrangement ratably, commencing on delivery of the software, over the longer of the term of the support and maintenance or the period over which professional services are delivered. Support and maintenance is always the last undelivered element in the arrangement and, therefore, we recognize the fixed portion of the fees ratably over the support and maintenance term. For contracts with multiple elements, we recognize the license, support and maintenance, and fixed fee professional service revenue ratably over the term of the arrangement beginning upon delivery of the software. We believe this method most closely reflects the economics of the transaction as we deliver access to the software and we begin providing support and maintenance services as of the date the software is delivered.

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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually during the fourth quarter of our fiscal year and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things. We may first make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. We elected to forgo the qualitative assessment, and proceed to the first step of the test for goodwill impairment. Step one of the impairment test is performed by determining the reporting unit’s fair value based on estimated discounted future cash flows and considering the estimated fair market value of our common stock. We have determined that we have one reporting unit, which represents the activities of the entire company. If the reporting unit’s carrying value is less than its fair value, then the fair value is allocated to the reporting unit’s assets and liabilities (including any unrecognized intangible assets) as if the fair value was the purchase price to acquire us. The excess of the fair value over the amounts assigned to our assets and liabilities is the implied fair value of the goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Goodwill of $29.8 million as of December 31, 2013 relates to our acquisitions of Clara and StreamOnce in 2013, of Producteev and Meetings.io in 2012, of OffiSync in 2011 and of Filtrbox in 2010. Our impairment tests performed in the fourth quarter of 2013, 2012 and 2011 did not indicate any impairment of goodwill as the fair value of our business substantially exceeded its carrying value in all periods presented.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, we currently maintain a full valuation allowance against our net deferred tax assets, with the exception of deferred tax liabilities related to the amortization of goodwill for tax purposes. The valuation allowance totaled $86.1 million and $53.4 million, respectively, as of December 31, 2013 and 2012.

Uncertainty in Income Taxes

We recognize the effect of income tax positions only if those positions are “more likely than not” of being sustained. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our consolidated financial statements. At December 31, 2013, we had total unrecognized tax benefits of $0.4 million. All unrecognized tax benefits would currently not have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

Stock-based compensation expense is recognized for performance-based restricted stock awards based on the probability of achieving certain performance criteria. We estimate the number of performance-based restricted stock awards ultimately expected to vest and recognize expense using the graded vesting attribution method over the requisite service period.

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

Internal-Use Software Development Costs

We capitalize costs to develop internal-use software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is included in property and equipment and is depreciated over the useful life when placed in service. Management evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Results of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2013	2012	2011
Consolidated Statements of Operations Data(1)

Revenues:
Products	$131,507	$100,040	$65,265
Professional services	14,256	13,626	12,020

Total revenues	145,763	113,666	77,285
Cost of revenues:
Products	37,419	30,240	21,689
Professional services	17,873	14,625	12,596

Total cost of revenues	55,292	44,865	34,285

Gross profit:
Products	94,088	69,800	43,576
Professional services	(3,617)	(999)	(576)

Total gross profit	90,471	68,801	43,000
Operating expenses:
Research and development	55,742	39,190	31,095
Sales and marketing	86,083	60,235	44,794
General and administrative	24,613	16,444	12,795

Total operating expenses	166,438	115,869	88,684

Loss from operations	(75,967)	(47,068)	(45,684)
Total other income, net(2)	(414)	(339)	(8,883)

Loss before income taxes	(76,381)	(47,407)	(54,567)
Provision for (benefit from) income taxes(3)	(1,010)	28	(3,763)

Net loss	$(75,371)	$(47,435)	$(50,804)

Basic and diluted net loss per common share	$(1.12)	$(0.76)	$(1.95)

Shares used in per share calculations	67,381	62,614	26,071

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$3,450	$2,035	$544
Research and development	14,133	6,250	2,644
Sales and marketing	10,614	4,970	3,918
General and administrative	6,557	4,954	3,316

Total stock-based compensation	$34,754	$18,209	$10,422

(2)	Non-cash expense recorded in other income (expense), net included $7.2 million in 2011 related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in periods subsequent to 2011.
(3)	Provision for (benefit from) income taxes in 2013, 2012 and 2011 includes tax benefits of $1.4 million, $0.3 million and $3.9 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of StreamOnce, Meetings.io, Producteev and OffiSync. See Note 11 of Notes to Consolidated Financial Statements.

Revenues

Certain revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Products	$131,507	$100,040	$31,467	31.5%
Professional services	14,256	13,626	630	4.6%

Total revenues	$145,763	$113,666	$32,097	28.2%

	Year Ended December 31,		Dollar
	2012	2011	Change	% Change
Products	$100,040	$65,265	$34,775	53.3%
Professional services	13,626	12,020	1,606	13.4%

Total revenues	$113,666	$77,285	$36,381	47.1%

Products Revenues

The increase in products revenues in 2013 compared to 2012 was primarily the result of an increase in the aggregate number of customers on the Jive Social Business Platform, which grew to 876 as of December 31, 2013 from 800 as of December 31, 2012, as well as a 19% increase in the average annual subscription value of our customer base. The increase in the average annual subscription value was driven by upsell to existing customers as the average new customer initial contract size remained unchanged in 2013 compared to 2012.

The increase in products revenues in 2012 compared to 2011 was primarily the result of an overall increase in the average annual subscription value of a customer, as a result of the realization of greater upsell on our existing customers; and an increase in the aggregate number of total customers on the Jive Social Business Platform, including Jive Cloud, which grew to 800 as of December 31, 2012 from 667 as of December 31, 2011. The average new customer initial contract size decreased approximately 42% in 2012 compared to 2011, primarily due to the impact of our Jive Cloud offering released in 2012. Excluding the impact of Jive Cloud, the average new customer initial contract size increased approximately 35% in 2012 compared to 2011. While Jive Cloud transactions are typically initially smaller than our traditional public and private cloud transactions, we believe Jive Cloud will contribute to significant upsell opportunities in future periods.

Certain information regarding our revenues was as follows:

	Year Ended December 31,
	2013	2012	2011
Dollar value of total revenues generated in the U.S.	$112.7 million	$88.0 million	$60.7 million
Percentage of total revenues generated in the U.S.	77.3%	77.4%	78.5%
Product revenues from public cloud deployments as a percentage of total product revenues	64.1%	62.8%	61.7%
Product revenues from private cloud deployments as a percentage of total product revenues	35.9%	37.2%	38.3%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	71.1%	65.8%	57.3%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	28.9%	34.2%	42.7%

Additionally, renewal rates, excluding upsell, remained above 90% for transactions over $50,000 in 2013, 2012 and 2011.

Professional Services Revenues

The increases in professional services revenues in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to the increase in the number of customers on the Jive Social Business Platform over the same period. However, Professional services revenues as a percent of product revenues decreased by 2.8 percentage points in 2013 compared to 2012 and 4.8 percentage points in 2012 compared to 2011, as a result of the continued enhancements of the core product, which have decreased the amount and type of customization requested by our customers, as well as our release of Jive Cloud in 2012, a public cloud, non-customizable version of our Jive Platform. As our customer base transitions to Jive Cloud, the types of services we perform transition from technical customizations to upgrade services and strategic consulting.

We offer professional services as both standalone and bundled services. When sold as standalone, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues increased $0.5 million in 2013 compared to 2012.

Cost of Revenues and Gross Margins

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Cost of revenues: products	$37,419	$30,240	$7,179	23.7%
Products gross margin	71.5%	69.8%

Cost of revenues: professional services	$17,873	$14,625	$3,248	22.2%
Professional services gross margin	(25.4%)	(7.3%)

	Year Ended December 31,		Dollar
(Dollars in thousands)	2012	2011	Change	% Change
Cost of revenues: products	$30,240	$21,689	$8,551	39.4%
Products gross margin	69.8%	66.8%

Cost of revenues: professional services	$14,625	$12,596	$2,029	16.1%
Professional services gross margin	(7.3%)	(4.8)%

Cost of Revenues: Products

The increases in cost of revenues for products in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to the increases in products revenues and included the following:

•	a $3.5 million increase, in both comparative periods, in salaries and benefits related to increased headcount in our hosting and support personnel;

•	a $2.2 million increase, in both comparative periods, in depreciation expense;

•	a $1.7 million and a $1.1 million increase, respectively, in third-party royalties;

•	a $0.5 million and a $1.2 million increase, respectively, in intangible amortization;

•	a $0.6 million increase, in both comparative periods, in allocations for IT and facilities costs;

•	a $0.8 million increase, in both comparative periods, in subscription services;

•	a $0.6 million increase in rent expense in 2013 compared to 2012; and

•	a $0.3 million increase in other consulting fees in 2013 compared to 2012.

The increase in salaries and benefits noted above was partially offset by a $3.0 million decrease in third-party hosting services in 2013 compared to 2012 as we transitioned from a third party data center to our own internally managed data centers. Additionally, there was a $0.8 million decrease in third-party consulting fees in 2012 compared to 2011.

The increases in cost of revenues for products in 2013 compared to 2012 and in 2012 compared to 2011 were attributable to increased costs to run our new data centers and increased headcount in our hosting department, due to the increases in the mix of revenue towards our public cloud deployment model, our programs to scale our public cloud capabilities for future growth, and increases in amortization of acquired intangibles as a result of acquisitions made in the fourth quarter of 2012 and in the second quarter of 2013.

The increase in products gross margin in 2013 compared to 2012 was driven by cost efficiencies gained through utilization of our internally managed data centers as we fully transitioned our existing public cloud customers from a third-party hosting service to our internally managed data centers and was partially offset by increases in intangible amortization related to two acquisitions in the second quarter of 2013.

The increase in products gross margin in 2012 compared to 2011 was also driven by efficiencies gained through utilization of our internally managed data centers as we continued to transition our existing public cloud customers from a third-party hosting service, as well as by deploying our new public cloud customers directly to our managed data centers.

Cost of Revenues: Professional Services

The increases in cost of revenues for professional services in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to:

•	a $1.8 million increase, in both comparative periods, in salaries and benefits;

•	a $1.0 million and a $0.1 million increase, respectively, in third-party consulting fees; and

•	a $0.4 million and $0.1 million increase, respectively, in other miscellaneous costs.

The decrease in professional services gross margin in 2013 compared to 2012 was primarily driven by a larger portion of professional service hours performed at discounted rates to provide strategic consulting to certain large customers during 2013, and an increased mix of utilization of third-party consultants to perform services for our customers. Third-party services partners are utilized to manage backlog of services projects for our customers.

The decrease in the professional services gross margin in 2012 compared to 2011 was primarily due to lower professional service revenues as a percentage of total revenues, as a result of our release of Jive Cloud during 2012, which is a non-customizable version of our Jive Platform. Furthermore, we experienced decreased utilization of our existing full-time professional services employees in 2012 compared to 2011.

Research and Development

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Research and development	$55,742	$39,190	$16,552	42.2%
Percentage of total revenues	38.2%	34.5%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2012	2011	Change	% Change
Research and development	$39,190	$31,095	$8,095	26.0%
Percentage of total revenues	34.5%	40.2%

The increases in research and development expenses in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to:

•	a $13.1 million and a $9.5 million increase, respectively, in salaries and benefits and other employee related expenses, which includes a $7.9 million and a $3.6 million increase, respectively, in stock-based compensation;

•	a $0.8 million increase in professional consulting fees in 2013 compared to 2012;

•	a $0.9 million and a $0.7 million increase, respectively, in allocations for IT and facilities;

•	a $1.2 million increase in subscription services, professional/hosting services, amortization and depreciation in 2013 compared to 2012; and

•	a $0.6 million and $0.4 million increase, respectively, in other costs.

The increases in salaries and benefits were a result of increasing our research and development headcount over both periods.

Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to the development phase of internal-use software. We capitalized $3.1 million of such costs in 2013, which otherwise would have been recognized as research and development expense

The increase in 2012 was partially offset by acquisition related expenses incurred in 2011 associated with the acquisition of Proximal Labs, Inc., which included $1.6 million in bonuses, as well as $1.0 million in amortization expense related to in process research and development that was fully expensed at the time of acquisition.

Sales and Marketing

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Sales and marketing	$86,083	$60,235	$25,848	42.9%
Percentage of total revenues	59.1%	53.0%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2012	2011	Change	% Change
Sales and marketing	$60,235	$44,794	$15,441	34.5%
Percentage of total revenues	53.0%	58.0%

The increases in sales and marketing expenses in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to:

•	a $17.0 million and a $9.8 million increase, respectively, in salaries and benefits, which includes a $2.7 million and a $3.7 million increase, respectively, in commission expense and a $5.6 million and a $1.1 million increase, respectively, in stock-based compensation;

•	a $3.8 million and a $2.0 million increase, respectively, in general marketing expense;

•	a $1.4 million and a $1.2 million increase, respectively, in travel costs;

•	a $1.1 million and a $0.7 million increase, respectively, in allocations for IT and facilities;

•	a $1.9 million and a $0.3 million increase, respectively, in subscription services and amortization;

•	a $0.2 million increase in office supplies and related expenses in 2013 compared to 2012;

•	a $1.4 million increase in consulting fees in 2012 compared to 2011; and

•	a $0.4 million increase in other costs in 2013 compared to 2012.

These increases were primarily a result of increasing our sales and marketing headcount and an increase in marketing programs and campaigns in both comparable periods.

General and Administrative

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
General and administrative	$24,613	$16,444	$8,169	49.7%
Percentage of total revenues	16.9%	14.5%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2012	2011	Change	% Change
General and administrative	$16,444	$12,795	$3,649	28.5%
Percentage of total revenues	14.5%	16.6%

The increases in general and administrative expenses in 2013 compared to 2012 and in 2012 compared to 2011 were primarily due to:

•	a $4.9 million and a $3.6 million increase, respectively, in salaries and benefits, which was primarily a result of increased headcount, as well as a $1.6 million increase in stock-based compensation for both periods presented;

•	a $3.1 million increase in professional fees in 2013 compared to 2012, which included a $0.9 million increase in recruiting fees;

•	a $2.0 million increase in facilities, IT and general office related expenses in 2013 compared to 2012;

•	a $0.7 million increase in subscription and other miscellaneous expenses in 2013 compared to 2012; and

•	a $0.2 million increase in other costs in 2013 compared to 2012.

These increases were offset by a $2.7 million increase in overhead allocations out of general and administrative to the other functions based on relative headcount in 2013 compared to 2012.

Other Expense, net

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Other expense, net	$414	$339	$75	22.1%
Percentage of total revenues	0.3%	0.3%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2012	2011	Change	% Change
Other expense, net	$339	$8,883	$(8,544)	(96.2)%
Percentage of total revenues	0.3%	11.5%

The change in other expense, net, in 2013 compared to 2012 was primarily related to the net effect of interest income from marketable securities and interest expense during the periods.

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

Provision For (Benefit From) Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Provision for (benefit from) income taxes	$(1,010)	$28	$(3,763)
Percentage of loss before income taxes	1.3%	0.1%	6.9%

In 2013, 2012 and 2011, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

In 2013, 2012 and 2011, in connection with acquisitions, a deferred tax liability of $1.4 million, $0.3 million and $3.9 million, respectively, was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisitions created additional sources of income to utilize our deferred tax assets and, therefore, a like amount of the valuation allowance was released during each period and was recorded as a benefit from income taxes in the Statements of Operations in the corresponding period.

Liquidity and Capital Resources

	Year Ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows provided by (used in) operating activities	$(2,978)	$3,143	$(9,506)
Cash used in investing activities	(10,975)	(137,360)	(32,838)
Cash provided by financing activities	3,473	2,506	179,645

Increase (decrease) in cash and cash equivalents	$(10,480)	$(131,711)	$137,301

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at December 31, 2013 consisted of $38.4 million of cash and cash equivalents and $69.8 million of short-term marketable securities. As of December 31, 2013, $1.6 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from December 31, 2013.

Free cash flow, which we define as cash flows provided (used) by operating activities minus cash flows used for the purchase of property and equipment, was negative $16.9 million in the 12 months ended December 31, 2013. We expect free cash flow in 2014 to be between negative $15 million and $20 million.

Cash Flows from Operating Activities

Cash flows used in operating activities were $3.0 million during 2013 compared to cash flows provided by operating activities of $3.1 million in 2012. The decline in cash flows generated from operating activities primarily resulted from a larger net loss, partially offset by changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $3.0 million of cash used in operating activities in 2013 resulted from our net loss of $75.4 million, offset by net non-cash charges of $49.3 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net increased $4.6 million to $58.8 million at December 31, 2013 compared to $54.2 million at December 31, 2012, primarily as a result of a $6.9 million increase in total billings in the fourth quarter of 2013 compared to the fourth quarter of 2012. Partially offsetting the increase in total billings, during the fourth quarter of 2013, there was a $3.5 million increase in invoices that were billed and collected in the same period compared to the fourth quarter of 2012, as well as a decrease in days billings outstanding to 92 days at December 31, 2013 compared to 96 days at December 31, 2012.

Prepaid expenses and other current assets increased $1.5 million to $9.4 million at December 31, 2013 compared to $7.9 million at December 31, 2012, primarily due to growth in our overall business.

Accounts payable decreased $3.2 million to $6.4 million at December 31, 2013 compared to $9.6 million at December 31, 2012, due to the timing of payments.

Accrued payroll and related liabilities increased $0.1 million to $7.5 million at December 31, 2013 compared to $7.4 million at December 31, 2012, due to an increase in accrued commissions of $1.2 million as a result of increased total billings in the fourth quarter of 2013 compared to the fourth quarter of 2012. In addition, accrued vacation and payroll taxes increased $0.2 million period over period as a result of increased headcount. These increases were partially offset by a $1.3 million decrease in accrued bonuses as a result of a decrease in attainment of the bonus targets period over period.

Deferred revenue increased $30.3 million to $147.3 million at December 31, 2013 compared to $117.0 million at December 31, 2012, primarily due to new business and renewal-related billings including a subset of customers electing to renew existing subscriptions that have not yet expired at the same time as purchasing new products in an upsell transaction, as well as billings for multi-year commitments, in 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment primarily related to the build out of our data centers, and payments for intangible assets and acquisitions. We utilized $11.0 million in net investing activities during 2013, which included $13.9 million used for purchases of property and equipment and $11.0 million for acquisitions, offset by $14.0 million provided by maturities and sales of marketable securities, net of purchases. We anticipate spending approximately $12 million to $14 million for the purchase of property and equipment in 2014, primarily for the continued expansion of our internally managed data centers as well as capitalized research and development expenses related to the development phase of internal-use software. Additionally, in the future we anticipate leasing a portion of the equipment required to scale our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash provided by financing activities of $3.5 million in 2013 resulted from $6.9 million in cash receipts related to stock option exercises being offset by $2.4 million in principal payments on our term debt and $1.1 million in taxes paid related to the net settlement of equity awards.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At December 31, 2013, we had $1 million of outstanding letters of credit, no revolving loans outstanding and $8.4 million of term loans outstanding at an interest rate of 2.24% and we were in compliance with all financial and restrictive covenants.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2013 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2014	2015 and 2016	2017 and 2018	2019 and beyond
Term loan	$8,400	$2,400	$4,800	$1,200	$—
Estimated interest on term loan	188	54	107	27	—
Letter of Credit	1,000	1,000	—	—	—
Contractual commitments	1,894	1,187	590	117	—
Operating leases	23,814	5,611	10,818	6,860	525
Contingent payments related to acquisitions	726	726	—	—	—

Total	$36,022	$10,978	$16,315	$8,204	$525

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

Contingent payments related to acquisitions are more fully discussed in Note 3, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data.”

The contractual obligations reported above exclude our liability of $0.4 million for unrecognized tax benefits, which are more fully discussed in Note 11, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

Except as disclosed under the Contractual Payment Obligations section above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2013, 2012 or 2011.

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

As of December 31, 2013, we held cash and cash equivalents and marketable securities of $141.7 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at December 31, 2013, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jive Software, Inc.:

We have audited the accompanying consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jive Software, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jive Software, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 3, 2014

JIVE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2013	2012

Assets
Current assets:
Cash and cash equivalents	$38,415	$48,955
Short-term marketable securities	69,809	96,492
Accounts receivable, net	58,829	54,200
Prepaid expenses and other current assets	9,425	7,864

Total current assets	176,478	207,511

Marketable securities, noncurrent	33,443	22,607
Property and equipment, net	21,379	16,803
Goodwill	29,753	23,435
Intangible assets, net	14,310	11,710
Other assets	572	214

Total assets	$275,935	$282,280

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,412	$9,557
Accrued payroll and related liabilities	7,469	7,357
Other accrued liabilities	8,478	7,123
Deferred revenue, current	112,432	87,698
Term debt, current	2,400	2,400

Total current liabilities	137,191	114,135

Deferred revenue, less current portion	34,905	29,349
Term debt, less current portion	6,000	8,400
Other long-term liabilities	1,605	538

Total liabilities	179,701	152,422

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 76,174 shares at December 31, 2013 and 72,312 at December 31, 2012; outstanding - 69,653 at December 31, 2013 and 65,399 at December 31, 2012	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	326,834	285,332
Accumulated deficit	(227,531)	(152,160)
Accumulated other comprehensive income	276	31

Total stockholders’ equity	96,234	129,858

Total liabilities and stockholders’ equity	$275,935	$282,280

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product	$131,507	$100,040	$65,265
Professional services	14,256	13,626	12,020

Total revenues	145,763	113,666	77,285

Cost of revenues:
Product	37,419	30,240	21,689
Professional services	17,873	14,625	12,596

Total cost of revenues	55,292	44,865	34,285

Gross profit	90,471	68,801	43,000

Operating expenses:
Research and development	55,742	39,190	31,095
Sales and marketing	86,083	60,235	44,794
General and administrative	24,613	16,444	12,795

Total operating expenses	166,438	115,869	88,684

Loss from operations	(75,967)	(47,068)	(45,684)

Other income (expense), net:
Interest income	249	180	40
Interest expense	(314)	(421)	(1,735)
Change in fair value of warrant liability	—	—	(7,185)
Other, net	(349)	(98)	(3)

Total other income (expense), net	(414)	(339)	(8,883)

Loss before provision for (benefit from) income taxes	(76,381)	(47,407)	(54,567)
Provision for (benefit from) income taxes	(1,010)	28	(3,763)

Net loss	$(75,371)	$(47,435)	$(50,804)

Basic and diluted net loss per share	$(1.12)	$(0.76)	$(1.95)

Shares used in basic and diluted per share calculations	67,381	62,614	26,071

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Net loss	$(75,371)	$(47,435)	$(50,804)
Other comprehensive income (loss):
Foreign currency translation	290	8	(9)
Unrealized gain on marketable securities	(45)	13	—

Other comprehensive income (loss)	245	21	(9)

Comprehensive loss	$(75,126)	$(47,414)	$(50,813)

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2011, 2012 and 2013

(In thousands)

	Series A redeemable convertible preferred stock		Series B redeemable convertible preferred stock		Series C redeemable convertible preferred stock		Common stock		Treasury stock	Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	amount	capital	Deficit	income	equity (deficit)
Balance at December 31, 2010	10,100	$15,381	3,336	$12,252	5,788	$29,928	22,881	$3	$(3,352)	$7,216	$(53,921)	$19	$(50,035)
Issuance of Series C preferred stock, net of issuance costs	—	—	—	—	3,859	47,449	—	—	—	—	—	—	—
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	3,007	1	—	3,415	—	—	3,416
Issuance of common stock for conversion of preferred stock	(10,100)	(15,381)	(3,336)	(12,252)	(9,647)	(77,377)	23,083	2	—	105,008	—	—	105,010
Issuance of common stock for initial public offering, net of issuance costs	—	—	—	—	—	—	12,088	1	—	131,401	—	—	131,402
Issuance of common stock for acquisitions	—	—	—	—	—	—	205	—	—	1,167	—	—	1,167
Issuance of common stock for net exercise of common stock warrant	—	—	—	—	—	—	44	—	—	—	—	—	—
Issuance of common stock warrants	—	—	—	—	—	—	—	—	—	150	—	—	150
Stock-based compensation	—	—	—	—	—	—	—	—	—	10,422	—	—	10,422
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	(9)	(9)
Net loss	—	—	—	—	—	—	—	—	—	—	(50,804)	—	(50,804)

Balance at December 31, 2011	—	—	—	—	—	—	61,308	7	(3,352)	258,779	(104,725)	10	150,719
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	3,631	—	—	5,970	—	—	5,970
Issuance of common stock for acquisitions	—	—	—	—	—	—	460	—	—	2,374	—	—	2,374
Stock-based compensation	—	—	—	—	—	—	—	—	—	18,209	—	—	18,209
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	8	8
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	—	—	—	—	—	(47,435)	—	(47,435)

Balance at December 31, 2012	—	—	—	—	—	—	65,399	7	(3,352)	285,332	(152,160)	31	129,858
Issuance of common stock for employee stock options exercised and vesting of restricted shares	—	—	—	—	—	—	3,783	—	—	5,873	—	—	5,873
Issuance of common stock for acquisitions	—	—	—	—	—	—	471	—	—	852	—	—	852
Stock-based compensation	—	—	—	—	—	—	—	—	—	34,777	—	—	34,777
Foreign currency translation, net of tax	—	—	—	—	—	—	—	—	—	—	—	290	290
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	—	—	—	—	—	—	(75,371)	—	(75,371)

Balance at December 31, 2013	—	$—	—	$—	—	$—	69,653	$7	$(3,352)	$326,834	$(227,531)	$276	$96,234

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net loss	$(75,371)	$(47,435)	$(50,804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,774	10,050	7,211
Stock-based compensation	34,754	18,209	10,422
Loss from change in fair value of warrant liability	—	—	7,185
Change in deferred taxes	(1,231)	(281)	(3,851)
(Gain) loss on sale of property and equipment	10	21	(2)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	(4,629)	(22,201)	(11,655)
Prepaid expenses and other assets	(1,437)	(3,343)	(844)
Increase (decrease), net of acquisitions, in:
Accounts payable	(2,669)	5,529	1,682
Accrued payroll and related liabilities	101	728	2,857
Other accrued liabilities	1,057	2,645	623
Deferred revenue	30,290	39,221	27,606
Other long-term liabilities	373	—	64

Net cash provided by (used in) operating activities	(2,978)	3,143	(9,506)

Cash flows from investing activities:
Payments for purchase of property and equipment	(13,934)	(10,648)	(9,814)
Purchases of marketable securities	(111,700)	(154,475)	—
Sales of marketable securities	40,772	11,147	—
Maturities of marketable securities	84,934	24,229	—
Increase in restricted cash	—	—	(132)
Acquisitions, net of cash acquired	(11,047)	(7,613)	(22,892)

Net cash used in investing activities	(10,975)	(137,360)	(32,838)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,947	5,970	3,416
Taxes paid related to net share settlement of equity awards	(1,074)	—	—
Proceeds from initial public offering, net of offering costs	—	(1,014)	132,486
Proceeds from issuance of preferred stock, net	—	—	40,000
Proceeds from (payments on) revolving credit facility, net	—	—	(3,533)
Proceeds from term loans	—	—	24,203
Repayments of term loans	(2,400)	(2,450)	(16,927)

Net cash provided by financing activities	3,473	2,506	179,645

Net increase (decrease) in cash and cash equivalents	(10,480)	(131,711)	137,301
Effect of exchange rate changes	(60)	17	—
Cash and cash equivalents, beginning of period	48,955	180,649	43,348

Cash and cash equivalents, end of period	$38,415	$48,955	$180,649

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

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the estimates relating to revenue recognition, the useful lives of fixed assets, stock-based compensation, assumptions used in estimating the fair value of warrants, assumptions used in testing for impairment of goodwill and other long-lived assets, and the recoverability of deferred income tax assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Revenue Recognition

We generate revenues in the form of product fees and related professional service fees. Product fees include subscription fees, perpetual license fees, associated support and maintenance fees and hosting fees. Professional services primarily consist of fees for strategic consulting, configuration, training, consultation and implementation services, which are not essential to the functionality of the software. For statement of operations classification purposes, we allocate revenues to professional services based on the hourly rate billed for time and materials arrangements and based on the total fixed fee for fixed fee professional services. We recognize revenue when all of the following conditions are met:

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

We offer subscriptions of our platform to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we occasionally license our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term, both the perpetual license and support and maintenance are recognized ratably over the initial stated term. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient consistently priced standalone sales of support and maintenance, nor have we offered substantive renewal rates for support and maintenance. Additionally, customers who have purchased perpetual licenses to the base platform have historically also purchased term-based subscriptions to certain of our modules. We do not have VSOE of fair value for either the support and maintenance on the perpetual license or the module and, therefore, revenue is recognized ratably over the longer of the initial maintenance term for the perpetual license or the term for the subscription elements.

License arrangements may also include professional services, such as strategic consulting installation, upgrades and training services, which are typically delivered early in the contract term. This combination of products and services represents a multiple-element arrangement for revenue recognition purposes. We have determined that we do not have VSOE of fair value for each element of a multiple-element sales arrangement and, accordingly, we account for fees received under that multiple-element arrangement as a single unit of accounting and recognize the fees for the entire arrangement ratably, commencing on delivery of the software, over the longer of the term of the support and maintenance or the period over which professional services are delivered. Support and maintenance is always the last undelivered element in the arrangement and, therefore, we recognize the fixed portion of the fees ratably over the support and maintenance term. For contracts with multiple elements, we recognize the license, support and maintenance, and fixed fee professional service revenue ratably over the term of the arrangement beginning upon delivery of the software. We believe this method most closely reflects the economics of the transaction as we deliver access to the software and we begin providing support and maintenance services as of the date the software is delivered.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $6.7 million and $0.5 million at December 31, 2013 and 2012, respectively. Cash equivalents are stated at cost, which approximates market value.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2010	$190
Charges to costs and expenses	51
Write-offs	(97)

Balance, December 31, 2011	144
Charges to costs and expenses	229
Write-offs	(155)

Balance, December 31, 2012	218
Charges to costs and expenses	672
Write-offs	(150)

Balance, December 31, 2013	$740

Fair Value of Financial Assets and Liabilities

The carrying value of cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued payroll and related liabilities and other accrued liabilities approximates their fair values due to the short-term nature of their maturities. The fair value of the long-term debt approximates its carrying value since the interest rate is variable and based on current market rates.

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

Research and Development

We expense research and development costs, including costs to develop software products to be marketed to external users, before technological feasibility of such products is reached. We believe our software development process is essentially completed concurrent with the establishment of technological feasibility; accordingly, development costs are expensed as incurred.

Internal-Use Software Development Costs

We capitalize costs to develop internal-use software during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized software is included in property and equipment and is depreciated over the useful life when placed in service. Management evaluates the useful lives of these assets and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

During 2013, we capitalized $3.1 million of such costs. Depreciation of these capitalized costs has not started as of December 31, 2013, as the related project is still in development. There were no internal-use software development costs capitalized in 2012 and 2011.

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

We did not incur any long-lived asset impairment charges in the years ended December 31, 2013, 2012 or 2011.

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

Beginning in 2012, we are allowed to first make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. During 2013 and 2012, we elected to forgo the qualitative assessment, and proceeded to the first step of the test for goodwill impairment. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We did not record any charges related to goodwill impairment during the years ended December 31, 2013, 2012 or 2011.

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

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from our subscription license, perpetual license, hosting, professional services and support and maintenance revenues described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers in annual installments. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term. We defer the professional service fees in situations where the professional services and subscription or perpetual contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. Approximately 4% and 5% of total deferred revenue as of December 31, 2013 and 2012, respectively, related to deferred professional services revenues.

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

No individual customer accounted for 10% or more of total revenues in the years ended December 31, 2013, 2012 or 2011. One customer accounted for 14% of accounts receivable at December 31, 2013. No customer accounted for 10% or more of total accounts receivable at December 31, 2012.

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

Stock-based compensation expense is recognized for performance-based restricted stock awards based on the probability of achieving certain performance criteria. We estimate the number of performance-based restricted stock awards ultimately expected to vest and recognize expense using the graded vesting attribution method over the requisite service period.

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

Commissions

Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our direct sales force. Generally, sales commissions are earned and recorded as an expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect against any invoiced fee associated with a sales order. Commission expense was $15.7 million, $12.9 million and $9.2 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred as a component of sales and marketing expense and totaled $5.3 million, $4.9 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ deficit. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. Foreign currency transaction gains and losses were not material in the years ended December 31, 2013, 2012 or 2011.

Note 3. Acquisitions

2013

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

The allocation of the purchase price was as follows (dollars in thousands):

		Useful Life
Current assets	$81
Goodwill	3,161	—
Other intangible assets:		—
Core technology	2,315	5 years
Covenant not to compete	227	2 years
Customer relationships	570	3 years
Trade names	230	3 years

	3,342
Current liabilities	(96)	—

Net assets acquired	$6,488

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

We recorded a contingent consideration liability of approximately $0.6 million within other accrued liabilities in our Consolidated Balance Sheets as of the acquisition date related to the Earnout. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement as defined within Note 7. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales and customer count related to our acquisition of StreamOnce during the Earnout period. The Earnout is remeasured quarterly, with the change being reflected as a component of research and development in our Consolidated Statements of Operations. See Note 7 for additional information.

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

In connection with the StreamOnce acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released and recorded as a benefit from income taxes.

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

The weighted average amortization period for all intangible assets acquired is 4.5 years.

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

We do not expect the goodwill to be deductible for tax purposes. Intangible assets acquired included core technologies and covenants not to compete. The key factors attributable to the creation of goodwill by the transaction are the synergies associated with the integration of the Meetings.io real-time features into our social platform.

The weighted average amortization period for all intangible assets acquired is 4.5 years.

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

We also issued 441,102 shares of restricted common stock to certain OffiSync employees, the fair value of these shares on the grant date was $3.5 million, which is being recognized as stock-based compensation over the three-year vesting period. In addition, unvested stock options, for which no service was performed prior to acquisition, held by OffiSync employees who were retained were converted to 80,788 Jive common stock options.

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

The weighted average amortization period for all intangible assets acquired is 4.8 years.

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

We also issued 272,946 shares of restricted common stock to certain Proximal Labs employees, the fair value of these shares on the grant date was $1.2 million, which is being recognized as stock-based compensation expense over the four-year vesting period.

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

Note 4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2013 and 2012 (in thousands):

December 31, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$31,704	$—	$—	$31,704
Cash equivalents:
Money market mutual funds	6,711	—	—	6,711

Total cash equivalents	6,711	—	—	6,711

Total cash and cash equivalents	38,415	—	—	38,415

Short-term marketable securities:
Commercial paper	5,497	—	—	5,497
Corporate notes and bonds	38,645	6	—	38,651
Government obligations	2,701	—	—	2,701
U.S. agency obligations	22,963	—	3	22,960

Total short-term marketable securities	69,806	6	3	69,809

Marketable securities, noncurrent:
Corporate notes and bonds	14,302	—	29	14,273
U.S. agency obligations	19,162	8	—	19,170

Total marketable securities, noncurrent	33,464	8	29	33,443

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$141,685	$14	$32	$141,667

December 31, 2012
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$48,447	$—	$—	$48,447
Cash equivalents:
Money market mutual funds	452	—	—	452
Corporate notes and bonds	56	—	—	56

Total cash equivalents	508	—	—	508

Total cash and cash equivalents	48,955	—	—	48,955

Short-term marketable securities:
Commercial paper	8,493	—	—	8,493
Corporate notes and bonds	34,637	1	—	34,638
Government obligations	10,104	2	—	10,106
U.S. agency obligations	43,231	24	—	43,255

Total short-term marketable securities	96,465	27	—	96,492

Marketable securities, noncurrent:
Corporate notes and bonds	14,386	—	2	14,384
Government obligations	2,721	1	—	2,722
U.S. agency obligations	5,499	2	—	5,501

Total marketable securities, noncurrent	22,606	3	2	22,607

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$168,026	$30	$2	$168,054

As of December 31, 2013 and 2012, we did not consider any of our investments to be other-than-temporarily impaired.

As of December 31, 2013, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$69,809
Due within 1 year through 3 years	33,443

Total marketable securities	$103,252

See also Note 7.

Note 5. Property and Equipment, net

The following table sets forth the components of property and equipment (in thousands):

	December 31,
	2013	2012
Computers, equipment and software	$31,488	$20,575
Leasehold improvements	5,047	3,666
Furniture and fixtures	2,559	2,117
Construction in progress	2,619	2,115

	41,713	28,473
Less accumulated depreciation and amortization	(20,334)	(11,670)

	$21,379	$16,803

Depreciation expense related to property and equipment was as follows (in thousands):

Year Ended December 31,
2013	2012	2011
$9,180	$6,488	$3,708

Note 6. Goodwill and Other Intangible Assets, net

The roll-forward of activity related to goodwill was as follows (in thousands):

Balance at December 31, 2010	$831
Acquisition of OffiSync Corporation	16,434

Balance at December 31, 2011	17,265
Acquisition of Producteev	4,186
Acquisition of Meetings.io	1,984

Balance at December 31, 2012	23,435
Acquisition of Clara	3,161
Acquisition of StreamOnce	3,157

Balance at December 31, 2013	$29,753

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	December 31,
		2013	2012
Acquired technology	5-7 years	$20,441	$14,455
Accumulated amortization		(8,167)	(4,650)

		12,274	9,805

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(1,930)

		—	500

Covenant not to compete	1-4 years	2,028	1,342
Accumulated amortization		(1,172)	(677)

		856	665

Other	2-7 years	1,939	1,021
Accumulated amortization		(759)	(281)

		1,180	740

Total intangible assets, net		$14,310	$11,710

Amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,
2013	2012	2011
$4,990	$3,562	$3,503

Estimated future amortization expense as of December 31, 2013, is as follows (in thousands):

2014	$4,862
2015	4,622
2016	2,732
2017	1,715
2018	379
Thereafter	—

$14,310

Note 7. Fair Value Measurements of Assets and Liabilities

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that were measured at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$6,711	$—	$—	$6,711
Marketable securities
Commercial paper	—	5,497	—	5,497
Corporate notes and bonds	—	52,924	—	52,924
Government obligations	—	2,701	—	2,701
U.S. government and agency	—	42,130	—	42,130

	—	103,252	—	103,252

Total	$6,711	$103,252	$—	$109,963

Liabilities:
Contingent consideration
Earnout liability	$—	$—	$726	$726

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$56	$—	$—	$56
Corporate notes and bonds	—	452	—	452

	56	452	—	508
Marketable securities
Commercial paper	—	8,493	—	8,493
Corporate notes and bonds	—	49,022	—	49,022
Government obligations	—	12,828	—	12,828
U.S. government and agency	—	48,756	—	48,756

	—	119,099	—	119,099

Total	$56	$119,551	$—	$119,607

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012	$—
Addition related to Earnout for StreamOnce acquisition	576
Increase in Earnout due to re-measurement	150

Balance at December 31, 2013	$726

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

During 2013, 2012 and 2011, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

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

Our contingent consideration was re-measured at fair value as of December 31, 2013 and falls under Level 3 of the fair value hierarchy, as the forecasted bookings and customer count are based on internal forecasts, and are not directly observable.

We did not have any financial liabilities that were measured at fair value on a recurring basis at December 31, 2012.

There were no changes to our valuation techniques during 2013.

Note 8. Long-Term Debt

Credit Facility with Silicon Valley Bank

In May 2012, we entered into a loan agreement with Silicon Valley Bank (the “Loan Agreement”), which provides a secured revolving loan facility and term loan facility of up to $30.0 million and expires May 23, 2015. Under the Loan Agreement, revolving loans may be converted into term loans under the facility, subject to specified conditions, with all outstanding term loans reducing the availability under the revolving loan facility. The Loan Agreement also provides up to $3.0 million for the issuance of letters of credit, foreign exchange contracts, cash management services and secured swap obligations. On May 23, 2012, we converted the outstanding balance of pre-existing term loans with Silicon Valley Bank to a new term loan for $12.0 million under the Loan Agreement and terminated the previous credit facility agreement. Revolving loans drawn under the Loan Agreement will be used for working capital, potential acquisitions, and general corporate purposes.

Revolving loans bear interest, at our option, at:

(i)	an adjusted LIBOR rate, plus a margin of 1.75% or 2.0%; or

(ii)	the prime rate published in the Wall Street Journal, plus a margin of 0% or 0.25%.

Term loans bear interest, at our option, at

(i)	an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or

(ii)	the prime rate, plus a margin of 0.25% or 0.50%.

In each case, such margin is determined based on our adjusted quick ratio.

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

The Loan Agreement contains affirmative and negative covenants subject to certain exceptions. We must also comply with financial covenants under the Loan Agreement, including:

(i)	a minimum quick ratio,

(ii)	for the period from the closing through December 31, 2013, a minimum adjusted EBITDA; and

(iii)	beginning with the fiscal quarter ending March 31, 2014, a minimum fixed charge coverage ratio and a maximum leverage ratio.

On February 18, 2014, we entered into a Second Loan Modification Agreement with Silicon Valley Bank to modify the minimum adjusted EBITDA financial covenant for periods occurring after December 31, 2013. Additionally, the Second Loan Modification Agreement removed the fixed charge coverage ratio and maximum leverage ratio financial covenants, which were set to begin in periods occurring after December 31, 2013.

The Loan Agreement also restricts our ability to pay dividends by requiring the written consent of Silicon Valley Bank to pay cash dividends to our stockholders.

The Loan Agreement contains events of default including, among others, payment defaults, breaches of covenants, bankruptcy and insolvency events, cross defaults with certain material indebtedness, judgment defaults, and breaches of representations and warranties. Upon an event of default, all or a portion of the outstanding obligations may be declared to be immediately due and payable. During the existence of an event of default, interest on the obligations under the Loan Agreement could be increased by 5.0% per annum.

At December 31, 2013, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $8.4 million of term loans outstanding at an interest rate of 2.24%. We were in compliance with all covenants as of December 31, 2013.

Summary

Our long-term debt is summarized as follows (in thousands):

	December 31,
	2013	2012
Silicon Valley Bank loans	$8,400	$10,800
Less current portion	(2,400)	(2,400)

	$6,000	$8,400

Annual maturities of long-term debt as of December 31, 2013 were as follows (in thousands):

2014	$2,400
2015	2,400
2016	2,400
2017	1,200

$8,400

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

Note 10. Stock-Based Awards and Stock-Based Compensation

Stock Option Plans

2011 Plan

Our 2011 Equity Incentive Plan (the “2011 Plan”) replaced our 2007 Stock Incentive Plan (the “2007 Plan”) and our 2002 Equity Incentive Plan (the “2002 Plan”) upon completion of our IPO. Both the 2007 Plan and the 2002 Plan were then terminated. Awards that were outstanding upon termination of the 2007 Plan and the 2002 Plan remained outstanding pursuant to their original terms and awards subsequently terminated return to the pool of shares available for grant under the 2011 Plan.

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

The 2011 Plan allows for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Generally, all stock option grants are issued under an option agreement that provides, among other things, that the option grant vests over a four-year period while restricted stock units and performance stock unit agreements vest between 1 and four years.

The number of shares available for issuance under the 2011 Plan will be increased on the first day of each year beginning with January 1, 2013, in an amount equal to the lesser of (i) 5,000,000 shares; (ii) 3.9% of the outstanding shares on the last day of the immediately preceding year; or (iii) such number of shares as determined by the board of directors.

Stock Plan and Option Activity

Certain information regarding stock option activity and stock options outstanding as of December 31, 2013 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2012	2,066,341	12,814,724	$4.93
Additional shares reserved	2,550,580
Stock options granted	(632,376)	632,376	15.37
Restricted stock units (“RSUs”) granted	(3,758,744)	—	—
Performance stock units (“PSUs”) granted	(35,000)	—	—
Forfeited – Stock options	1,206,681	(1,206,681)	11.12
Forfeited – Restricted stock units	492,416	—	—
Forfeited – Performance stock units	60,000	—	—
Vested Restricted Stock Units Traded for Taxes	80,421	—	—
Exercised	—	(2,760,281)	2.51

Balances, December 31, 2013	2,030,319	9,480,138	$5.54	6.08	$61,815

Exercisable at December 31, 2013		6,709,025	$3.68	5.61	$53,186

Vested and expected to vest		9,360,748	$5.45	6.06	$61,658

On January 1, 2014, an additional 2,720,200 shares were reserved for future awards under the 2011 Plan.

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2012	2,681,944	$16.36
Granted RSUs	3,758,744	14.11
Granted PSUs	35,000	16.41
Vested	(1,041,161)	14.09
Forfeited - RSUs	(492,416)	17.46
Forfeited - PSUs	(60,000)	16.14
Forfeited - RSAs	(85,999)	4.32

Balances, December 31, 2013	4,796,112	$15.24

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Stock-Based Compensation

The fair value of the stock-based awards granted to employees was estimated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Expected term (in years)	5.90	6.05	6.04
Risk-free interest rate	1.09%	1.01%	1.79%
Volatility	52.17%	54.47%	55.20%
Dividend yield	0%	0%	0%

The expected terms of options granted were calculated using the simplified method, which defines the expected term as the average of the contractual term and the vesting period. We elected to use the simplified method due to a lack of term length data since we completed our initial public offering in December 2012 and our stock options meet the criteria of “plain-vanilla.” Estimated volatility incorporates a calculated volatility derived from the historical closing prices of common shares of our stock as well as similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.

Prior to 2012, because there was no public market for our common stock prior to our IPO, our board of directors estimated the fair value of our common stock, for purposes of determining the exercise price of stock options and the fair value of restricted stock awards, based upon several factors, including, but not limited to, third-party valuations and our operating and financial performance.

The third-party valuations took into consideration several factors, including, but not limited to:

•	prices for preferred stock which were sold to outside investors in arms-length transactions, and the rights, preferences, and privileges of the preferred stock and the common stock;

•	the fact that the option grants involved illiquid securities in a private company;

•	our stage of development and revenue growth;

•	the state of the industry and the economy;

•	the marketplace and major competitors; and

•	the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of our company, given prevailing market conditions.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Weighted average per share grant date fair value of stock options granted	$7.57	$8.46	$4.72
Total intrinsic value of stock options exercised	$36,367	$44,499	$25,550
Total fair value of restricted stock and stock options vested	$21,045	$9,107	$3,324

Stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenues	$3,450	$2,035	$544
Research and development	14,133	6,250	2,644
Sales and marketing	10,614	4,970	3,918
General and administrative	6,557	4,954	3,316

Total	$34,754	$18,209	$10,422

Grants of stock-based awards to non-employees consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Number of options granted	—	—	57,500
Stock-based compensation related to non-employee awards (included in total stock-based compensation above)	$488	$1,723	$4,100

Vesting of shares granted to non-employees is contingent on the individual continuing to provide service. Expense for these awards was calculated using the Black-Scholes-Merton option-pricing model. These awards are equity classified and are marked to market each period with the change in fair value recorded in earnings. At December 31, 2013, there were no options exercisable for shares of our common stock by non-employees.

As of December 31, 2013, we had unrecognized compensation related to all stock-based awards of $92.7 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

Note 11. Income Taxes

Income Tax Provision (Benefit)

Pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Domestic	$(76,714)	$(47,910)	$(55,053)
Foreign	333	475	486

Total	$(76,381)	$(47,435)	$(54,567)

The provision (benefit) for federal, state and foreign income taxes was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current tax provision (benefit):
Federal	$—	$—	$—
State	79	51	(41)
Foreign	142	260	128

Total current tax provision (benefit)	221	311	87

Deferred tax provision (benefit):
Federal	(1,025)	(237)	(3,226)
State	(206)	(46)	(624)
Foreign	—	—	—

Total deferred tax expense	(1,231)	(283)	(3,850)

Provision for (benefit from) income taxes	$(1,010)	$28	$(3,763)

Included in the provision for (benefit from) income taxes for the years ended December 31, 2013, 2012 and 2011 is a $1.4 million, $0.3 million and $3.9 million tax benefit, respectively, from the release of valuation allowance on our deferred tax assets related to our acquisitions. In connection with the acquisitions of StreamOnce, Producteev and Meetings.io, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangibles. The net deferred tax liability from these acquisitions creates an additional source of income to offset our deferred tax assets. The impact on our deferred tax assets and liabilities caused by the acquisitions is recorded outside of acquisition accounting.

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax	(10.4)	(6.5)	(6.0)
Change in valuation allowance	42.8	35.3	26.6
Permanent differences	4.6	5.1	7.7
Tax credits	(4.4)	(0.2)	(1.5)
Foreign rate impact	(0.1)	(0.1)	0.4
Other	0.2	0.5	(0.1)

	(1.3)%	0.1%	(6.9)%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating losses and tax credit carryforwards. The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$61,568	$45,954
Accrued expenses, reserves and allowances	717	637
Deferred revenue	12,421	6,142
Tax credit carryforwards	7,152	3,160
Deferred rent	282	139
Other	10,727	5,232

Total deferred tax assets	92,867	61,264

Deferred tax liabilities:
Depreciation and amortization	(6,756)	(7,594)
Prepaid expenses	(146)	(282)
Other	—	(9)

Total deferred tax liabilities	(6,902)	(7,885)
Valuation allowance	(86,077)	(53,385)

Net deferred taxes	$(112)	$(6)

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

Certain other information regarding our deferred income taxes was as follows (in thousands):

(In thousands)	Year Ended December 31,
	2013	2012	2011
Increase in valuation allowance	$32,692	$16,410	$14,197

(In millions)	December 31,
	2013	2012
Federal and state NOL carryforwards	$211.5	$153.1
Research and development tax credit carryforwards	7.8	3.6

These carryforwards expire between 2014 and 2033.

Approximately $66.1 million of our NOL carryforwards at December 31, 2013 were generated as a result of excess tax deductions related to exercises of stock options and disqualifying dispositions. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. NOL carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Accordingly, the deferred tax assets related to the net operating losses were reduced by $28.0 million and $16.5 million at December 31, 2013 and 2012, respectively.

Unrecognized Tax Benefits

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013 and 2012, there were no accrued penalties or interest recorded in the consolidated financial statements. All unrecognized tax benefits would currently not have an impact on the effective tax rate if recognized. The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance	$737	$660	$380
Additions based on tax positions related to the current year	205	77	280
Additions based on prior year tax positions	151	—	—
Reductions for tax positions in prior years	(212)	—	—
Settlements	(472)	—	—

Ending balance	$409	$737	$660

We are subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local tax examinations for tax years ended before December 31, 2009. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or credit carryforward. We recently completed a federal tax exam for the tax years ended December 31, 2010 and 2011. The examination did not have a significant impact on the financial statements. At December 31, 2013, we were not under exam in any other jurisdictions. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2014.

Unrepatriated Foreign Earnings

We did not repatriate any earnings of our foreign subsidiaries in 2013, 2012 or 2011. We plan to indefinitely reinvest the earnings of all of our foreign subsidiaries overseas. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. As of December 31, 2013, we had $1.6 million of unrepatriated cash held in foreign bank accounts.

Note 12. Net Loss Per Share

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net loss	$(75,371)	$(47,435)	$(50,804)

Denominator:
Weighted-average common shares outstanding	67,858	63,266	26,729
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	477	652	658

Weighted-average shares used to compute net loss per share, basic and diluted	67,381	62,614	26,071

Net loss per share, basic and diluted	$(1.12)	$(0.76)	$(1.95)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2013	2012	2011
Shares subject to outstanding common stock options	9,480,138	12,814,724	15,981,155
Unvested restricted common stock	4,796,112	2,681,944	835,367
Common stock subject to repurchase	635,928	248,064	—

	14,912,178	15,744,732	16,816,522

Note 13. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Supplemental Cash Flow Information
Cash paid for interest	$246	$461	$1,369
Cash paid for income taxes	258	224	74

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Proximal Labs	$—	$—	$551
Common stock issued in connection with acquisition of OffiSync	—	—	616
Common stock issued in connection with acquisition of Meetings.io	—	2,374	—
Common stock issued in connection with StreamOnce acquisition	852	—	—
Preferred stock issued in connection with the exercise of liability classified Series C preferred stock warrants	—	—	7,449

Note 14. Commitments and Contingencies

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

Operating Leases

Operating lease payments primarily relate to noncancelable operating leases associated with our offices in California, Oregon, Colorado, the United Kingdom, and Israel and data centers in Arizona, New Jersey and the Netherlands. The lease for our headquarters in Palo Alto, California expires in June 2020. The lease for the currently occupied space in Oregon expires in September 2018. The office leases in San Francisco, California and Boulder, Colorado expire in November 2015 and March 2016, respectively. The leases for the United Kingdom and Israeli offices expire in May 2018 and September 2017, respectively. The leases for our data centers in Arizona, New Jersey and the Netherlands expire in December 2016, September 2016 and October 2015, respectively. Additionally, we currently occupy a number of sales and service offices around the world. In addition to our currently occupied space, there are other facility leases that are no longer being utilized by us that have been fully sublet.

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Gross rent expense	$5,570	$4,409	$4,270
Sublease income	45	557	853

Net rent expense	$5,525	$3,852	$3,417

Minimum rentals to be received in the future under subleases as of December 31, 2013 were $45,000.

The approximate future minimum lease payments required under operating leases (including for sublet facilities) were as follows (in thousands):

Year ending December 31,
2014	$5,611
2015	5,742
2016	5,076
2017	3,999
2018	2,861
Thereafter	525

$23,814

Contractual Commitments

We have commitments under non-cancelable purchase orders or vendor agreements of $1.9 million at December 31, 2013. The non-cancelable purchase order and vendor agreement commitments will be filled at various times through the third quarter of 2015.

Note 15. Geographic Information

Sales to countries which totaled 10% or more of our total revenues, determined based on the location of the end customer, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$112,693	$87,984	$60,700
Rest of world	33,070	25,682	16,585

	$145,763	$113,666	$77,285

We did not have a significant amount of long-lived assets located outside of the U.S. at December 31, 2013 or 2012.

Note 16. Employee Benefit Plan

We offer a 401(k) employee savings plan to our U.S.-based employees. We make a nondiscretionary matching contribution equal to 100% of the first 3% and 50% of the next 2% of compensation contributed by employees. We made matching contributions of $2.2 million, $1.7 million and $1.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31,
	2013	2012
Accounts receivable	$804	$308
Current deferred revenue	1,504	1,043
Non-current deferred revenue	1,034	598

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,820	$802	$—

Note 18. Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. Since ASU 2013-11 relates only to the presentation of unrecognized tax benefits, the adoption of ASU 2013-11 in January 2014 did not have a material effect on our financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. We adopted ASU 2013-02 effective January 1, 2013. However, we did not have any reclassifications during 2013 that would require additional disclosure under this pronouncement.

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

Note 19. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Total revenues	$33,852	$35,242	$37,359	$39,310
Gross profit	20,792	21,487	23,474	24,718
Net loss	(16,601)	(17,780)	(18,705)	(22,285)
Net loss per share, basic and diluted	(0.25)	(0.27)	(0.27)	(0.32)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Total revenues	$25,318	$26,950	$28,873	$32,525
Gross profit	14,707	16,023	17,611	20,460
Net loss	(8,949)	(11,625)	(11,288)	(15,573)
Net loss per share, basic and diluted	(0.15)	(0.19)	(0.18)	(0.24)

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jive Software, Inc.:

We have audited Jive Software, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jive Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Jive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Portland, Oregon
March 3, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Board of Directors,” “Meetings of the Board of Directors,” “Committees of the Board of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our 2014 Proxy Statement. See Election of Board of Directors,” “Committees of the Board of Directors” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our 2014 Proxy Statement. See “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Page
Report of KPMG LLP, Independent Registered Accounting Firm	54

Consolidated Balance Sheets as of December 31, 2013 and 2012	55

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011	56

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011	57

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011	58

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	59

Notes to Consolidated Financial Statements	60

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

Date: March 3, 2014	JIVE SOFTWARE, INC.

	By:	/s/ Anthony Zingale
Anthony Zingale
Chief Executive Officer, Director and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2014.

Principal Executive Officer and Director:

By:	/s/ Anthony Zingale
Anthony Zingale
Chief Executive Officer, Director and Chairman

Principal Financial and Accounting Officer:

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
Chief Financial Officer

Remaining Directors:

By:	/s/ Margaret A. Breya
Margaret A. Breya, Director

By:	/s/ James J. Goetz
James J. Goetz, Director

By:	/s/ Jonathan G. Heiliger
Jonathan G. Heiliger, Director

By:	/s/ William A. Lanfri
William A. Lanfri, Director

By:	/s/ Tom J. Reilly
Tom J. Reilly, Director

By:	/s/ Charles J. Robel
Charles J. Robel, Director

By:	/s/ Theodore E. Schlein
Theodore E. Schlein, Director

By:	/s/ Matthew A. Tucker
Matthew A. Tucker, Director

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Employment Agreement, between Jive Software, Inc. and Anthony Zingale, dated May 2, 2010, effective May 3, 2010. (1) (Exhibit 10.5)

10.6*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.7*	Offer Letter, between Jive Software, Inc. and John McCracken, dated October 28, 2008. (1) (Exhibit 10.7)

10.8*	Offer Letter, between Jive Software, Inc. and Brian Roddy, dated April 20, 2010. (1) (Exhibit 10.9)

10.9*	Offer Letter, between Jive Software, Inc. and William Pierznik, dated March 28, 2011. (6) (Exhibit 10.2)

10.10*	Offer Letter, between Jive Software, Inc. and Oudi Antebi, dated May 10, 2011. (6) (Exhibit 10.3)

10.11*	Offer Letter, between Jive Software, Inc. and Elisa Steele, dated January 9, 2014.

10.12	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.13	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.14	Second Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 31, 2012. (5) (Exhibit 10.14)

10.15	Lease Agreement between Jive Software, Inc. and TTC Partners III, LC, dated May 13, 2010. (1) (Exhibit 10.14)

10.16	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012. (3) (Exhibit 10.1)

10.17	First Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated April 26, 2013. (6) (Exhibit 10.1)

10.18	Second Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated February 18, 2014. (7) (Exhibit 10.1)

10.19*	Form of Change of Control and Retention Agreement for Bryan LeBlanc, William Pierznik, Brian Roddy, and Elisa Steele. (1) (Exhibit 10.17)

E-1

Exhibit Number	Description

10.20*	Change of Control and Retention Agreement for Anthony Zingale. (1) (Exhibit 10.19)

10.21*	Change of Control and Retention Agreement between Jive Software, Inc. and Jay Larson dated August 13, 2012. (4) (Exhibit 10.1)

10.22*	2012 Executive Bonus Plan (2) (Exhibit 10.1)

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.
(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.
(3)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.
(4)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 7, 2012.
(5)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on February 25, 2013.
(6)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 1, 2013.
(7)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on February 19, 2014.

E-2