Form 10-Q
period 2014-03-31
Jive Software, Inc.
filed 2014-05-07
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 1, 2014 was 70,356,216.

JIVE SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$41,725	$38,415
Short-term marketable securities	71,916	69,809
Accounts receivable, net of allowances of $779 and $740	48,147	58,829
Prepaid expenses and other current assets	10,480	9,425

Total current assets	172,268	176,478
Marketable securities, noncurrent	25,616	33,443
Property and equipment, net of accumulated depreciation of $22,774 and $20,334	21,969	21,379
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $13,757 and $12,528	13,081	14,310
Other assets	563	572

Total assets	$263,250	$275,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,531	$6,412
Accrued payroll and related liabilities	7,723	7,469
Other accrued liabilities	7,075	8,478
Deferred revenue, current	113,454	112,432
Term debt, current	2,400	2,400

Total current liabilities	134,183	137,191
Deferred revenue, less current portion	32,696	34,905
Term debt, less current portion	5,400	6,000
Other long-term liabilities	1,007	1,605

Total liabilities	173,286	179,701
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued —76,767 shares at March 31, 2014 and 76,174 at December 31, 2013; outstanding—70,254 at March 31, 2014 and 69,653 at December 31, 2013	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	337,885	326,834
Accumulated deficit	(244,855)	(227,531)
Accumulated other comprehensive income	279	276

Total stockholders’ equity	89,964	96,234

Total liabilities and stockholders’ equity	$263,250	$275,935

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Product	$37,377	$30,663
Professional services	3,652	3,189

Total revenues	41,029	33,852
Cost of revenues:
Product	9,921	9,212
Professional services	5,534	3,848

Total cost of revenues	15,455	13,060

Gross profit	25,574	20,792
Operating expenses:
Research and development	12,897	12,677
Sales and marketing	23,501	18,864
General and administrative	6,319	5,866

Total operating expenses	42,717	37,407

Loss from operations	(17,143)	(16,615)
Other income (expense), net:
Interest income	41	69
Interest expense	(83)	(75)
Other, net	(10)	(4)

Total other income (expense), net	(52)	(10)

Loss before provision for (benefit from) income taxes	(17,195)	(16,625)
Provision for (benefit from) income taxes	129	(24)

Net loss	$(17,324)	$(16,601)

Basic and diluted net loss per share	$(0.25)	$(0.25)

Shares used in basic and diluted per share calculations	69,330	65,459

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net loss	$(17,324)	$(16,601)
Other comprehensive income related to:
Foreign currency translation, net of tax	(23)	40
Unrealized gain (loss) on marketable securities, net of tax	26	(23)

Other comprehensive income	3	17

Comprehensive loss	$(17,321)	$(16,584)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,324)	$(16,601)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,982	3,257
Stock-based compensation	9,817	6,139
Change in deferred taxes	32	—
(Increase) decrease in:
Accounts receivable, net	10,682	11,577
Prepaid expenses and other assets	(1,091)	(404)
Increase (decrease) in:
Accounts payable	(2,461)	(920)
Accrued payroll and related liabilities	253	(2,258)
Other accrued liabilities	(761)	687
Deferred revenue	(1,187)	4,358
Other long-term liabilities	(53)	(12)

Net cash provided by operating activities	1,889	5,823
Cash flows from investing activities:
Payments for purchase of property and equipment	(3,632)	(2,863)
Purchases of marketable securities	(18,634)	(27,492)
Sales of marketable securities	3,500	9,653
Maturities of marketable securities	20,567	21,430

Net cash provided by investing activities	1,801	728
Cash flows from financing activities:
Proceeds from exercise of stock options	1,048	3,633
Taxes paid related to net share settlement of equity awards	(254)	—
Repayments of term loans	(600)	(600)
Earnout payment for prior acquisition	(576)	—

Net cash provided by (used in) financing activities	(382)	3,033

Net increase in cash and cash equivalents	3,308	9,584
Effect of exchange rate changes	2	5
Cash and cash equivalents, beginning of period	38,415	48,955

Cash and cash equivalents, end of period	$41,725	$58,544

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business

We provide an enterprise collaboration platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Jive Software, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the estimates relating to:

•	revenue recognition;

•	the useful lives of fixed assets;

•	stock-based compensation;

•	contingent liabilities;

•	assumptions used in testing for impairment of goodwill and other long-lived assets; and

•	the recoverability of deferred income tax assets and liabilities.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3. Stock-Based Compensation

Stock Plan and Option Activity

Certain information regarding stock option activity for the three months ended March 31, 2014 and stock options outstanding as of March 31, 2014 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2013	2,030,319	9,480,138	$5.54
Additional shares reserved	2,720,200
Stock options granted	(550,000)	550,000	8.14
Restricted stock units (“RSUs”) granted	(995,800)	—	—
Performance stock units (“PSUs”) granted	(420,000)	—	—
Forfeited – Stock options	272,620	(272,620)	13.72
Forfeited – Restricted stock	534,437	—	—
Vested RSUs adjusted for taxes	46,111	—	—
Exercised	—	(487,614)	2.13

Balances, March 31, 2014	3,637,887	9,269,904	$5.63	6.08	$36,909

Exercisable at March 31, 2014		6,808,380	$3.95	5.43	$34,343

Vested and expected to vest		9,115,776	$5.54	6.04	$36,875

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2013	4,796,112	$15.24
Granted RSUs	995,800	9.00
Granted PSUs	420,000	8.14
Vested	(158,937)	12.09
Forfeited	(534,437)	15.75

Balances, March 31, 2014	5,518,538	13.61

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Stock-Based Compensation

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenues	$1,170	$521
Research and development	2,980	2,232
Sales and marketing	3,742	2,224
General and administrative	1,925	1,162

	$9,817	$6,139

In the three months ended March 31, 2014, we capitalized $0.4 million of stock-based compensation related to the development of internal-use software. No stock-based compensation was capitalized in the three months ended March 31, 2013.

As of March 31, 2014, unrecognized stock-based compensation related to all stock-based awards was $92.4 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Note 4. Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
Net loss	$(17,324)	$(16,601)

Denominator:
Weighted-average common shares outstanding	70,059	66,423
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(729)	(964)

Weighted-average shares used to compute net loss per share, basic and diluted	69,330	65,459

Net loss per share, basic and diluted	$(0.25)	$(0.25)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2014	2013
Shares subject to outstanding common stock options	9,269,904	11,834,944
Unvested restricted common stock	5,518,538	3,876,656
Common stock subject to repurchase	635,928	248,064

	15,424,370	15,959,664

Note 5. Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Three Months Ended March 31, 2014	Year Ended December 31, 2013
Balance, beginning of period	$29,753	$23,435
Acquisition of Clara Ehf.	—	3,161
Acquisition of StreamOnce, Inc.	—	3,157

Balance, end of period	$29,753	$29,753

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	March 31, 2014	December 31, 2013
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(9,137)	(8,167)

		11,304	12,274
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,301)	(1,172)

		727	856
Other	2-7 years	1,939	1,939
Accumulated amortization		(889)	(759)

		1,050	1,180

Total intangible assets, net		$13,081	$14,310

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2014	2013
$ 1,229	$1,132

Expected future amortization expense as of March 31, 2014 is as follows (in thousands):

Remainder of 2014	$3,633
2015	4,622
2016	2,732
2017	1,715
2018	379
Thereafter	—

$13,081

Note 6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

March 31, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$29,273	$—	$—	$29,273
Cash equivalents:
Money market mutual funds	12,452	—	—	12,452

Total cash equivalents	12,452	—	—	12,452

Total cash and cash equivalents	41,725	—	—	41,725

Short-term marketable securities:
Commercial paper	2,499	—	—	2,499
Corporate notes and bonds	40,201	6	—	40,207
U.S. agency obligations	29,196	14	—	29,210

Total short-term marketable securities	71,896	20	—	71,916

Marketable securities, noncurrent:
Corporate notes and bonds	16,134	—	17	16,117
U.S. agency obligations	9,495	4	—	9,499

Total marketable securities, noncurrent	25,629	4	17	25,616

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$139,250	$24	$17	$139,257

December 31, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$31,704	$—	$—	$31,704
Cash equivalents:
Money market mutual funds	6,711	—	—	6,711

Total cash equivalents	6,711	—	—	6,711

Total cash and cash equivalents	38,415	—	—	38,415

Short-term marketable securities:
Commercial paper	5,497	—	—	5,497
Corporate notes and bonds	38,645	6	—	38,651
Government obligations	2,701	—	—	2,701
U.S. agency obligations	22,963	—	3	22,960

Total short-term marketable securities	69,806	6	3	69,809

Marketable securities, noncurrent:
Corporate notes and bonds	14,302	—	29	14,273
U.S. agency obligations	19,162	8	—	19,170

Total marketable securities, noncurrent	33,464	8	29	33,443

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$141,685	$14	$32	$141,667

As of March 31, 2014 and December 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2014, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$71,916
Due within 1 year through 3 years	25,616

Total marketable securities	$97,532

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$12,452	$—	$—	$12,452
Marketable securities
Commercial paper	—	2,499	—	2,499
Corporate notes and bonds	—	56,324	—	56,324
U.S. government and agency	—	38,709	—	38,709

	—	97,532	—	97,532

Total	$12,452	$97,532	$—	$109,984

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$6,711	$—	$—	$6,711
Marketable securities
Commercial paper	—	5,497	—	5,497
Corporate notes and bonds	—	52,924	—	52,924
Government obligations	—	2,701	—	2,701
U.S. government and agency	—	42,130	—	42,130

	—	103,252	—	103,252

Total	$6,711	$103,252	$—	$109,963

Liabilities:
Contingent consideration
Earnout liability	$—	$—	$726	$726

The following table summarizes our Level 3 activity for our contingent consideration earnout liability (in thousands):

Level 3
Balance at December 31, 2013	$726
Decrease in earnout liability due to payment	(726)

Balance at March 31, 2014	$—

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the three months ended March 31, 2014.

During the three months ended March 31, 2014 and 2013, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

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

Note 8. Long-Term Debt

We have a secured revolving loan facility and term loan facility of up to $30.0 million under a loan agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which expires by its terms on May 23, 2015.

On February 18, 2014, we entered into a Second Loan Modification Agreement with SVB to modify the minimum adjusted EBITDA financial covenant for periods occurring after December 31, 2013 and remove the fixed charge coverage ratio and maximum leverage ratio financial covenants, which were set to begin in periods occurring after December 31, 2013.

At March 31, 2014, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $7.8 million of term loans outstanding at an interest rate of 2.23%. We were in compliance with all covenants as of March 31, 2014.

Note 9. Commitments and Contingencies

In addition to $22.9 million in future payments under our operating leases, we have $2.2 million of commitments under non-cancelable purchase orders at March 31, 2014. The non-cancelable purchase order commitments will be filled at various times through the third quarter of 2015; and our longest operating lease expires in March 2020.

Note 10. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$64	$54
Cash paid for income taxes	24	22

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

	March 31, 2014	December 31, 2013
Accounts receivable	$15	$804
Current deferred revenue	604	1,504
Non-current deferred revenue	297	1,034

	Three Months Ended March 31,
	2014	2013
Revenues	$231	$314

Note 12. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amends the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 also enhances the convergence of the FASB’s and the International Accounting Standard Board’s reporting requirements for discontinued operations. ASU 2014-08 is effective for annual and interim periods beginning on or after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	risks related to actions of activist shareholders;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

We provide an enterprise collaboration platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

We sell our comprehensive Jive Enterprise Collaborations Platform (the “Jive Platform”) across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 73.0% of revenues derived from our Jive Platform in the first quarter of 2014 compared to 70.6% in the first quarter of 2013. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we are continuing to invest in our external community technology and intend to continue to focus on achieving growth and market-share in both markets.

We offer our platform both as a public cloud service and as a private cloud solution. In 2012, we released Jive Cloud, one of our public cloud services that is a non-customizable version of our platform and is generally on a quarterly release cycle for new features and functionality. In the first quarter of 2014, product revenues from all public cloud deployments, including Jive Cloud, represented 66.2% of total product revenues compared to 62.4% in the first quarter of 2013. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the largest portion of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 76.1% of total revenues in the first quarter of 2014 compared to 76.7% in the first quarter of 2013. We are continuing to focus on strengthening our direct sales presence and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

On May 1, 2014, we announced a strategic partnership with Cisco. The partnership combines our enterprise collaboration platform with Cisco’s real-time communication technologies like WebEx and Jabber. As part of this agreement, Cisco and its reseller network will resell our solutions fully integrated as part of Cisco’s collaboration products, and provides for joint go-to-market and product engineering initiatives to drive additional adoption and innovation.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014.

New Accounting Pronouncements

See Note 12 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Non-GAAP Key Metrics

In addition to GAAP metrics such as total revenues and gross margin, we also regularly review total billings and short-term billings, both non-GAAP measures, as well as the number of Jive Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

Short-Term Billings

The following tables set forth a reconciliation of total revenues to short-term billings (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2014	2013
Total revenues	$41,029	$33,852	$7,177	21%
Deferred revenue, current, end of period	113,454	90,186	23,268	26%
Less: deferred revenue, current, beginning of period	(112,432)	(87,698)	(24,734)	28%

Short-term billings	$42,051	$36,340	$5,711	16%

Total Billings

The following tables set forth a reconciliation of total revenues to total billings (dollars in thousands):

	Three Months Ended March 31,		Dollar Change	% Change
	2014	2013
Total revenues	$41,029	$33,852	$7,177	21%
Deferred revenue, end of period	146,150	121,405	24,745	20%
Less: deferred revenue, beginning of period	(147,337)	(117,047)	(30,290)	26%

Total billings	$39,842	$38,210	$1,632	4%

We monitor total billings and short-term billings, both non-GAAP measures, in addition to other financial measures presented in accordance with GAAP to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and they will help investors better understand the sales volumes and performance of our business.

Our use of total billings and short-term billings have limitations as analytical tools, and you should not consider them in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

•	total billings and short-term billings are not substitutes for total revenues, as billings are recognized when invoiced, while revenue is recognized ratably over the contract term;

•	total billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and, therefore, does not always closely match with the timing of delivery of support, maintenance and hosting services and the costs associated with delivering those services;

•	short-term billings can include fees paid for license terms greater than 12 months in prior periods that were previously recorded on our Consolidated Balance Sheets as a component of non-current deferred revenue and were reclassified in the current period as deferred revenue, current and therefore does not always reflect billings that occurred in the period;

•	changes to the composition of current period total billings and short-term billings may impact the correlation of current period total billings and short-term billings to future period revenues;

•	total billings and short-term billings would not exclude any agreements that contain customer acceptance provisions or other contractual contingencies that would require deferral of revenue required under GAAP; and

•	other companies, including companies in our industry, may not use total billings or short-term billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

We consider total billings and short-term billings to be significant performance measures and leading indicators of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in total billings; but only the amount that will be recognized as revenue in the following 12 month period would be included in short-term billings until the portion of the total billings beyond 12 months is subsequently reclassified from non-current deferred revenue to deferred revenue, current in a future period. However, if the customer elects to be invoiced annually for a multi-year contract, only the amount billed for the 12-month period will be included in both total and short-term billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our Consolidated Balance Sheets as deferred revenue.

Billings for consulting services can occur on either a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.

The increase in short-term billings in the period presented was primarily driven by increased upsell of our products to existing customers, the addition of new customers and an increase in billings for professional services.

The increase in total billings in the period presented was primarily driven by increased upsell of our products to existing customers, the addition of new customers and an increase in billings for professional services, this was offset by a decrease in the amount of billings generated by customers electing multi-year terms where the full amount was billed up front..

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

Our Jive Platform customer count was as follows:

	As of March 31,			% Change
	2014	2013	Change
Jive Platform customer count	890	830	60	7%

Our product revenues grew by 22% in the first quarter of 2014 compared to the first quarter of 2013. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in certain instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value for all of our undelivered elements, including support and professional services. When professional services are sold on a standalone basis, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2014 as we are in the process of transitioning our professional services organization focus to strategic consulting, user adoption and enablement.

Research and Development

In the first quarter of 2013, we began capitalizing costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. Once complete, our internal-use software related to our platform service will be amortized on a straight-line basis over its estimated useful life and recorded as a component of cost of product revenues. As of March 31, 2014 we have capitalized a total of $5.3 million of internally developed computer software costs. We anticipate that we will begin amortizing our internally-developed software in the fourth quarter of 2014.

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

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business domestically and internationally and incur additional expenses associated with no longer being an emerging growth company as of December 31, 2013, which will require additional expense with regard to independent auditor attestation requirements.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2014(1)(2)		Three Months Ended March 31, 2013(1)(2)
Revenues:
Products	$37,377	91.1%	$30,663	90.6%
Professional services	3,652	8.9%	3,189	9.4%

Total revenues	41,029	100.0%	33,852	100.0%
Cost of revenues:
Products	9,921	24.2%	9,212	27.2%
Professional services	5,534	13.5%	3,848	11.4%

Total cost of revenues	15,455	37.7%	13,060	38.6%

Gross profit:
Products	27,456	66.9%	21,451	63.4%
Professional services	(1,882)	(4.6)%	(659)	(1.9)%

Total gross profit	25,574	62.3%	20,792	61.4%
Operating expenses:
Research and development	12,897	31.4%	12,677	37.4%
Sales and marketing	23,501	57.3%	18,864	55.7%
General and administrative	6,319	15.4%	5,866	17.3%

Total operating expenses	42,717	104.1%	37,407	110.5%

Loss from operations	(17,143)	(41.8)%	(16,615)	(49.1)%
Other income (expense), net	(52)	(0.1)%	(10)	(0.0)%

Loss before provision for (benefit from) income taxes	(17,195)	(41.9)%	(16,625)	(49.1)%
Provision for (benefit from) income taxes	129	0.3%	(24)	(0.1)%

Net loss	$(17,324)	(42.2)%	$(16,601)	(49.0)%

Basic and diluted net loss per common share	$(0.25)		$(0.25)

Shares used in per share calculations	69,330		65,459

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended March 31, 2014(2)		Three Months Ended March 31, 2013(2)
Cost of revenues	$1,170	2.9%	$521	1.5%
Research and development	2,980	7.3%	2,232	6.6%
Sales and marketing	3,742	9.1%	2,224	6.6%
General and administrative	1,925	4.7%	1,162	3.4%

	$9,817	23.9%	$6,139	18.1%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2014	2013
Products	$37,377	$30,663	$6,714	22%
Professional services	3,652	3,189	463	15%

Total revenues	$41,029	$33,852	$7,177	21%

Products Revenues

The increase in products revenues in the first quarter of 2014 compared to the first quarter of 2013 was primarily the result of an increase in the average annual subscription value and an increase in the aggregate number of customers on the Jive Platform, which grew to 890 as of March 31, 2014 from 830 as of March 31, 2013. The increase in the average annual subscription value is primarily driven by upsell to existing customers.

Certain information regarding our revenues was as follows:

	Three Months Ended March 31,
	2014	2013
Dollar value of total revenues generated in the U.S.	$31.2 million	$26.0 million
Percentage of total revenues generated in the U.S.	76.1%	76.7%
Product revenues from public cloud deployments as a percentage of total product revenues	66.2%	62.4%
Product revenues from private cloud deployments as a percentage of total product revenues	33.8%	37.6%
Percentage of Jive Platform revenues that represented internally focused communities	73.0%	70.6%
Percentage of Jive Platform revenues that represented externally focused communities	27.0%	29.4%

Additionally, the renewal rate, excluding upsell, was approximately 90% for transactions over $50,000 in the first quarter 2014 and 2013.

Professional Services Revenues

The increase in professional services revenues in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to the increase in the number of customers on the Jive Platform over the same period, as well as an increase in professional services revenues related to version upgrade services and strategic consulting for existing customers.

We offer professional services as both standalone and bundled services. When sold as standalone, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Revenue derived from standalone professional services in the first quarter of 2014 increased $0.5 million compared to the first quarter of 2013.

Cost of Revenues and Gross Margins

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Cost of revenues: products	$9,921	$9,212	$709	7.7%
Products gross margin	73.5%	70.0%
Cost of revenues: professional services	$5,534	$3,848	$1,686	43.8%
Professional services gross margin	(51.5)%	(20.7)%

Cost of Revenues: Products

The increase in cost of revenues for products in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to:

•	a $1.0 million increase in salaries and benefits, including a $0.3 million increase in stock-based compensation;

•	a $0.3 million increase in third-party royalties; and

•	a $0.3 million increase in depreciation expense.

The increase in salaries and benefits noted above was partially offset by a $0.9 million decrease in third-party hosting services in the first quarter of 2014 compared to the first quarter of 2013 as we transitioned from a third party data center to our internally managed data centers.

The increase in products gross margin in the first quarter of 2014 compared to the first quarter of 2013 was driven by cost efficiencies gained through utilization of our internally managed data centers as we fully transitioned our existing public cloud customers from a third-party hosting service to our internally managed data centers.

Cost of Revenues: Professional Services

The increase in cost of revenues for professional services in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to:

•	a $1.4 million increase in salaries and benefits, including a $0.4 million increase in stock-based compensation;

•	a $0.1 million increase in third-party consulting fees; and

•	a $0.2 million increase in other miscellaneous costs.

The decrease in professional services gross margin in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to an increase in headcount and a decrease in billable utilization as we continued to shift the focus of our professional services organization to strategic consulting, user adoption and enablement, as well as customer migrations to Jive Cloud. The improved standard functionality of our offerings has resulted in the need for fewer technical customizations.

Research and Development

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Research and development	$12,897	$12,677	$220	1.7%
Percentage of total revenues	31.4%	37.4%

The increase in research and development expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a $0.7 million increase in stock-based compensation, partially offset by a $0.3 million decrease in other salaries and benefits, as well as $0.2 million decrease in third-party consulting fees.

Sales and Marketing

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Sales and marketing	$23,501	$18,864	$4,637	24.6%
Percentage of total revenues	57.3%	55.7%

The increase in sales and marketing expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to:

•	a $3.8 million increase in salaries and benefits, including a $1.5 million increase in stock-based compensation;

•	a $0.2 million increase in third-party consulting fees;

•	a $0.2 million increase in third-party recruiting fees;

•	a $0.2 million increase in facilities allocations; and

•	a $0.2 million increase in other miscellaneous costs.

General and Administrative

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
General and administrative	$6,319	$5,866	$453	7.7%
Percentage of total revenues	15.4%	17.3%

The increase in general and administrative expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to:

•	a $1.3 million increase in salaries and benefits, including a $0.8 million increase in stock-based compensation; and

•	a $0.4 million increase in rent.

These increases were partially offset by a $0.6 million decrease in third-party recruiting fees, a $0.5 million decrease in facilities allocation and a $0.1 million decrease in other miscellaneous costs.

Other Expense, net

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Other expense, net	$52	$10	$42	420.0%
Percentage of total revenues	0.1%	—

The increase in other expense, net in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a decrease in interest income from investments.

Provision For (Benefit From) Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Provision for (benefit from) income taxes	$129	$(24)
Percentage of loss before income taxes	0.7%	(0.1)%

In the first quarter of both 2014 and 2013, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Cash flows provided by operating activities	$1,889	$5,823
Cash provided by investing activities	1,801	728
Cash provided by (used in) financing activities	(382)	3,033

Increase in cash and cash equivalents	$3,308	$9,584

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at March 31, 2014 consisted of $41.7 million of cash and cash equivalents, $71.9 million of short-term marketable securities and $25.6 million of non-current marketable securities. As of March 31, 2014, $1.0 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from March 31, 2014.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was negative $1.7 million in the first quarter of 2014. We expect free cash flow for the full year 2014 to be between negative $15 million and negative $20 million.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $1.9 million during the first quarter of 2014 compared to $5.8 million in the first quarter of 2013. The decline in cash flows generated from operating activities primarily resulted from a larger net loss, as well as changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $1.9 million of cash provided by operating activities in the first quarter of 2014 resulted from our net loss of $17.3 million, partially offset by net non-cash charges of $13.8 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $10.7 million to $48.1 million at March 31, 2014 compared to $58.8 million at December 31, 2013, primarily as a result of a $19.1 million decrease in total billings in the first quarter of 2014 compared to the fourth quarter of 2013, primarily due to the seasonality of our business. Partially offsetting the decrease in total billings during the first quarter of 2014 was a $4.5 million decrease in invoices that were billed and collected in the same period compared to the fourth quarter of 2013, as well as an increase in days billings outstanding to 109 days at March 31, 2014 compared to 92 days at December 31, 2013.

Prepaid expenses and other current assets increased $1.1 million to $10.5 million at March 31, 2014 compared to $9.4 million at December 31, 2013, primarily due to the timing of payments for annual contracts.

Accounts payable decreased $2.9 million to $3.5 million at March 31, 2014 compared to $6.4 million at December 31, 2013, due to the timing of payments.

Accrued payroll and related liabilities increased $0.2 million to $7.7 million at March 31, 2014 compared to $7.5 million at December 31, 2013, due to an increase in accrued bonuses of $1.5 million. This increase was partially offset by a $1.3 million decrease in accrued commissions.

Deferred revenue decreased $1.2 million to $146.1 million at March 31, 2014 compared to $147.3 million at December 31, 2013, primarily due to a decrease in multi-year billings in the first quarter of 2014 compared to the fourth quarter of 2013. The current portion of deferred revenue increased $1.0 million at March 31, 2014 compared to December 31, 2013, while the non-current portion decreased $2.2 million at March 31, 2014 compared to December 31, 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment, primarily related to the build out of our data centers, and payments for intangible assets and acquisitions. We realized $1.8 million of cash provided by investing activities in the first quarter of 2014, which included $5.4 million provided by maturities and sales of marketable securities, net of purchases, partially offset by $3.6 million used for purchases of property and equipment.

We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in all of 2014, primarily for the continued expansion of our internally managed data centers, as well as capitalized research and development expenses related to the development phase of internal-use software. Additionally, in the first quarter of 2014, we entered into operating leases to procure a portion of the equipment required to scale our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash used in financing activities of $0.4 million in the first quarter of 2014 resulted from $0.6 million in principal payments on our term debt and $0.3 million in taxes paid related to the net settlement of equity awards, as well as $0.6 million used to pay the acquisition date fair value of StreamOnce earnout. The post-acquisition date accretion of the StreamOnce earnout in the amount of $0.1 million was also paid in the quarter and is included in cash flows from operations. These payments were partially offset by $1.0 million in cash receipts related to stock option exercises.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At March 31, 2014, we had $1 million of outstanding letters of credit, no revolving loans outstanding and $7.8 million of term loans outstanding at an interest rate of 2.23% and we were in compliance with all financial and restrictive covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

Risks Related to our Business and Industry

Our future growth is, in large part, dependent upon the widespread adoption of enterprise collaboration software by enterprises and it is difficult to forecast the rate at which this will happen.

Enterprise collaboration software for enterprises remains at an early stage of technological and market development and the extent to which enterprise collaboration software will become widely adopted remains uncertain. It continues to remain difficult to predict customer adoption rates, customer demand for our platform, the future growth rate and size of this market and the entry of competitive solutions. Any expansion of the enterprise collaboration software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with enterprise collaboration software. If enterprise collaboration software does not achieve widespread adoption, or if there is a reduction in demand for enterprise collaboration software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and our business could be adversely affected. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and billings. In particular, if our customers are acquired by entities that are not our customers, are customers of our competitors, or that use fewer of our solutions, or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our platform, our business and operating results could be materially and adversely affected.

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

The market for enterprise collaboration software is still in its early stages of development and intensely competitive, and if we do not compete effectively, our business will be harmed.

The market for enterprise collaboration software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone software providers, such as Lithium Technologies, Inc., whose only product is focused on providing external communities to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications, or our competitors may enter into strategic alliances with each other, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to enterprise customers, and, in June 2013, Oracle and salesforce.com announced a new strategic partnership to integrate their cloud applications. To the extent that our competitors are successful in combining these social networking capabilities with their existing products, we could experience increased competition, which could adversely affect our billings, revenues and margins.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billings, composition of billings for professional services, amount of multi-year prepayments, amount of non-renewable perpetual license billings and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over government-sponsored electronic surveillance activities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill impairment charges related to prior acquisitions;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future state and local sales tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 24%, 23%, 23% and 21% of our total revenues in the first quarter of 2014 and in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. As we continue to expand sales of our enterprise collaboration platform to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, sales collateral and legal agreements, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	international customers’ potential reluctance to do business with U.S. companies who host content and data as a result of recent alleged surveillance activities by the United States National Security Administration (the “NSA”);

•	regional data privacy laws that apply to the processing of personal information, particularly those focused on the transmission of our customers’ data across international borders;

•	ability to provide local hosting, consulting and support services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	regional economic and political conditions; and

•	security concerns such as civil or military unrest and terrorist activities.

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

From January 2011 through March 31, 2014, we completed six acquisitions. We may, in the future, acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We have incurred losses in each of the last six years and in 2014 to date, including a net loss of $17.3 million in the first three months of 2014, $75.4 million in 2013, $47.4 million in 2012 and $50.8 million in 2011. At March 31, 2014, we had an accumulated deficit of $244.9 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, and we may have to delay revenue recognition for some of the more complex transactions, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our platform. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our platform and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. For example, in December 2013, we experienced a hosting outage, which impacted several of our U.S. customers for up to 11.5 hours, as well as a shorter outage in March 2014. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

Many of our customer and partner contracts provide that we assume full responsibility and will indemnify our customers for data privacy or security breaches or unauthorized access of customer data. If such a breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential customers. These risks increase with the increase in adoption by enterprise customers of cloud-based versions of our platform.

While we and our vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. The frequency, severity and sophistication of these cyber attacks or other intentional misconduct by computer hackers has increased in recent periods as evidenced by recent press regarding flaws in Open SSL, a widely used encryption tool. If any such security breaches were to occur, it could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

In addition, through the APIs we make available to our technology partners and our add-on modules our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

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

For instance, the recent publicity in the United States and abroad regarding the alleged surveillance activities of the NSA may cause our current and prospective customers to require additional information regarding our data disclosure policies which may elongate our sales cycles, require us to make additional contractual commitments, assume additional liabilities and adversely affect our billings.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 682 at March 31, 2014 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

Given the variety of global privacy and data protection regimes, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions, require implementation of additional technological safeguards and reduce the demand for our enterprise collaboration software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations which can impose significant risk of termination and financial penalties if we fail to comply.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new enterprise collaboration software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing enterprise collaboration software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

Our platform must integrate with a variety of operating systems, software applications and hardware that are developed by others and, if we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our platform.

Our enterprise collaboration software platform must integrate with a variety of network, hardware and software platforms, including Microsoft Office, and we will need to continuously modify and enhance our platform to adapt to changes in Internet-related hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our platform, result in customer dissatisfaction and harm our business. If we are unable to respond in a timely manner to these changes in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing devices other than personal computers, such as mobile phones and other handheld devices, to access the Internet and corporate resources and conduct business. If we cannot effectively make our platform available on these mobile devices, we may experience difficulty attracting and retaining customers.

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

Additionally, large enterprises may request or require customized features and functions unique to their particular business processes. If prospective large customers require customized features or functions that we do not offer, then the market for our platform will be more limited and our business could suffer. If a large enterprise contract requires customized features and functions, we cannot recognize any revenue related to the contract until the customized features and functions have been delivered to the customer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our platform, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms or fail to purchase additional features. If any of these were to occur, our revenues and billings may decline and we may not realize significantly improved operating results.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties for misuse of these rights. Additionally, within the United States in particular, non-practicing entities have significantly increased their activities of pursuing patent litigation against technology companies and their customers. As a result, companies such as Jive are increasingly required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon or misappropriating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own confidential information or certain intellectual property. In addition, as Jive continues to expand globally, we will likely increase our headcount and, in doing so, it is possible that we will hire individuals from competing industries and companies. While we have implemented procedures designed to ensure that we do not receive confidential information from third parties, it is possible that these third parties may believe that their former employees may misuse that confidential information. Therefore, hiring these individuals may increase our risk of being the target of lawsuits relating to claims of misuse or unauthorized use of such competitors’ proprietary information. From time to time, third parties have claimed and may claim that we infringe upon or have misappropriated their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. In the future, we, or our customers, may be the subject of claims that our platform, underlying technology or our actions in connection therewith infringe, misappropriate or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties.

Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners which could expose us to significant legal and financial liability. We expect that the occurrence of infringement claims is likely to grow as the market for enterprise collaboration software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

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

Our overall performance depends in part on domestic and worldwide economic conditions, which may remain challenging for the foreseeable future. Financial developments seemingly unrelated to us or to our industry may adversely affect us over the course of time. The United States and other key international economies, particularly Europe, have been impacted by threatened sovereign defaults and ratings downgrades, falling demand for a variety of goods and services, restricted credit, going concern threats to major multinational companies, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty. These conditions and their continued deterioration, particularly in Europe, affect the rate of information technology spending and have adversely affected, and could continue to adversely affect, our customers’ ability or willingness to purchase our enterprise collaboration software platform, and could delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could adversely affect our operating results. We cannot predict the timing, strength or duration of the economic recovery or any subsequent economic slowdown, worldwide, in the United States, or in our industry.

Sequestration or other actions by the U.S. Government resulting in significant cuts in U.S. Government spending could adversely affect our sales and future results.

The Budget Control Act of 2011 (Budget Control Act), which raised the U.S. national debt ceiling and put into effect a series of actions for deficit reduction, triggered automatic reductions in U.S. Government spending, known as “sequestration,” beginning in 2013. While Congress and the Administration continue to debate how the nation should proceed on these issues, that debate has had, and could continue to have, a significant impact on future U.S. Government spending plans, including the overall spending on enterprise collaboration software, including our platform, by the various agencies of the U.S. Government. Our sales and future results may be adversely impacted by reductions in U.S. Government spending as a result of any sequestration or future government budget issues.

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

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the enterprise collaboration software market and other markets may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. At March 31, 2014, we were not under exam in the United States or in any foreign jurisdictions.

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

If we are unable to maintain effective internal control over financial reporting in the future, investors may lose confidence in our company and, as a result, the value of our common stock may be adversely affected.

We are subject to Section 404 of the Sarbanes-Oxley Act, which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for this compliance on an ongoing basis. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management’s report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.2 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: May 7, 2014	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)