Form 10-Q
period 2014-06-30
Jive Software, Inc.
filed 2014-08-01
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of July 29, 2014 was 71,285,909.

JIVE SOFTWARE, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$30,499	$38,415
Short-term marketable securities	69,521	69,809
Accounts receivable, net of allowances of $683 and $740	38,935	58,829
Prepaid expenses and other current assets	12,426	9,425

Total current assets	151,381	176,478

Marketable securities, noncurrent	39,175	33,443
Property and equipment, net of accumulated depreciation of $25,199 and $20,334	23,694	21,379
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $14,969 and $12,528	11,870	14,310
Other assets	555	572

Total assets	$256,428	$275,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,228	$6,412
Accrued payroll and related liabilities	7,440	7,469
Other accrued liabilities	7,514	8,478
Deferred revenue, current	116,134	112,432
Term debt, current	2,400	2,400

Total current liabilities	138,716	137,191

Deferred revenue, less current portion	27,444	34,905
Term debt, less current portion	4,800	6,000
Other long-term liabilities	1,176	1,605

Total liabilities	172,136	179,701

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 77,706 shares at June 30, 2014 and 76,174 at December 31, 2013; outstanding - 71,516 at June 30, 2014 and 69,653 at December 31, 2013	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	346,758	326,834
Accumulated deficit	(259,485)	(227,531)
Accumulated other comprehensive income	364	276

Total stockholders’ equity	84,292	96,234

Total liabilities and stockholders’ equity	$256,428	$275,935

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product	$39,037	$31,559	$76,414	$62,222
Professional services	4,338	3,683	7,990	6,872

Total revenues	43,375	35,242	84,404	69,094

Cost of revenues:
Product	10,835	9,540	20,756	18,752
Professional services	5,805	4,215	11,339	8,063

Total cost of revenues	16,640	13,755	32,095	26,815

Gross profit	26,735	21,487	52,309	42,279

Operating expenses:
Research and development	12,991	13,749	25,888	26,426
Sales and marketing	21,658	20,480	45,159	39,344
General and administrative	6,514	6,081	12,833	11,947

Total operating expenses	41,163	40,310	83,880	77,717

Loss from operations	(14,428)	(18,823)	(31,571)	(35,438)

Other income (expense), net:
Interest income	60	62	101	131
Interest expense	(64)	(105)	(147)	(180)
Other, net	(141)	(105)	(151)	(109)

Total other income (expense), net	(145)	(148)	(197)	(158)

Loss before provision for (benefit from) income taxes	(14,573)	(18,971)	(31,768)	(35,596)
Provision for (benefit from) income taxes	57	(1,191)	186	(1,215)

Net loss	$(14,630)	$(17,780)	$(31,954)	$(34,381)

Basic and diluted net loss per share	$(0.21)	$(0.27)	$(0.46)	$(0.52)

Shares used in basic and diluted per share calculations	70,233	66,816	69,785	66,285

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(14,630)	$(17,780)	$(31,954)	$(34,381)
Other comprehensive income (loss) related to:
Foreign currency translation, net of tax	109	63	86	103
Unrealized gain (loss) on marketable securities, net of tax	(24)	(65)	2	(88)

Other comprehensive income (loss)	85	(2)	88	15

Comprehensive loss	$(14,545)	$(17,782)	$(31,866)	$(34,366)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(31,954)	$(34,381)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,885	7,787
Stock-based compensation	18,625	14,389
Change in deferred taxes	32	(1,351)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	19,894	11,712
Prepaid expenses and other assets	(2,931)	(1,009)
Increase (decrease), net of acquisitions, in:
Accounts payable	(890)	(355)
Accrued payroll and related liabilities	(311)	(1,963)
Other accrued liabilities	(628)	100
Deferred revenue	(3,759)	11,068
Other long-term liabilities	115	40

Net cash provided by operating activities	6,078	6,037

Cash flows from investing activities:
Payments for purchase of property and equipment	(6,588)	(4,789)
Purchases of marketable securities	(62,194)	(58,780)
Sales of marketable securities	11,101	23,721
Maturities of marketable securities	45,074	42,330
Acquisitions, net of cash acquired	—	(11,047)

Net cash used in investing activities	(12,607)	(8,565)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,528	5,341
Taxes paid related to net share settlement of equity awards	(1,115)	(392)
Repayments of term loans	(1,200)	(1,200)
Earnout payment for prior acquisition	(576)	—

Net cash provided by (used in) financing activities	(1,363)	3,749

Net increase (decrease) in cash and cash equivalents	(7,892)	1,221
Effect of exchange rate changes	(24)	12
Cash and cash equivalents, beginning of period	38,415	48,955

Cash and cash equivalents, end of period	$30,499	$50,188

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

The consolidated financial statements include the accounts of Jive Software, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014.

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

Stock Plan and Option Activity

Certain information regarding stock option activity for the six months ended June 30, 2014 and stock options outstanding as of June 30, 2014 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2013	2,030,319	9,480,138	$5.54
Additional shares reserved	2,720,200
Stock options granted	(749,500)	749,500	8.17
Restricted stock units (“RSUs”) granted	(2,052,913)	—	—
Performance stock units (“PSUs”) granted	(430,000)	—	—
Forfeited – Stock options	467,871	(467,871)	13.82
Forfeited – Restricted stock	844,197	—	—
Vested RSUs adjusted for taxes	168,000	—	—
Exercised	—	(694,851)	2.16

Balances, June 30, 2014	2,998,174	9,066,916	$5.59	5.96	$38,892

Exercisable at June 30, 2014		7,078,421	$4.04	5.29	$38,004

Vested and expected to vest		8,902,689	$5.49	5.91	$38,851

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2013	4,796,112	$15.24
Granted RSUs	2,052,913	8.61
Granted PSUs	430,000	8.13
Vested	(1,100,693)	14.89
Forfeited	(844,197)	14.93

Balances, June 30, 2014	5,334,135	12.24

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Stock-Based Compensation

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues	$941	$777	$2,111	$1,298
Research and development	2,992	3,395	5,972	5,627
Sales and marketing	2,885	2,405	6,627	4,629
General and administrative	1,990	1,673	3,915	2,835

	$8,808	$8,250	$18,625	$14,389

Stock-based compensation capitalized related to the development of internal-use software	$721	$—	$1,159	$—

As of June 30, 2014, unrecognized stock-based compensation related to all stock-based awards was $88.5 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Note 4.	Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(14,630)	$(17,780)	$(31,954)	$(34,381)

Denominator:
Weighted-average common shares outstanding	70,756	67,375	70,409	66,902
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(523)	(559)	(624)	(617)

Weighted-average shares used to compute net loss per share, basic and diluted	70,233	66,816	69,785	66,285

Net loss per share, basic and diluted	$(0.21)	$(0.27)	$(0.46)	$(0.52)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2014	2013
Shares subject to outstanding common stock options	9,066,916	11,155,804
Unvested restricted common stock	5,334,135	4,133,432
Common stock subject to repurchase	400,651	718,616

	14,801,702	16,007,852

Note 5.	Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	$29,753	$23,435
Acquisition of Clara Ehf.	—	3,161
Acquisition of StreamOnce, Inc.	—	3,157

Balance, end of period	$29,753	$29,753

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	June 30, 2014	December 31, 2013
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(10,108)	(8,167)

		10,333	12,274

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—

Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,412)	(1,172)

		616	856

Other	2-7 years	1,940	1,939
Accumulated amortization		(1,019)	(759)

		921	1,180

Total intangible assets, net		$11,870	$14,310

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2014	2013	2014	2013
$ 1,212	$ 1,404	$ 2,441	$ 2,536

Expected future amortization expense as of June 30, 2014 is as follows (in thousands):

Remainder of 2014	$2,422
2015	4,622
2016	2,732
2017	1,715
2018	379
Thereafter	—

$11,870

Note 6.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

June 30, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$26,676	$—	$—	$26,676
Cash equivalents:
Money market mutual funds	3,823	—	—	3,823

Total cash equivalents	3,823	—	—	3,823

Total cash and cash equivalents	30,499	—	—	30,499

Short-term marketable securities:
Commercial paper	3,799	—	—	3,799
Corporate notes and bonds	37,851	—	(4)	37,847
U.S. agency obligations	27,860	15	—	27,875

Total short-term marketable securities	69,510	15	(4)	69,521

Marketable securities, noncurrent:
Corporate notes and bonds	17,958	—	(11)	17,947
Government obligations	1,994	1	—	1,995
U.S. agency obligations	19,249	—	(16)	19,233

Total marketable securities, noncurrent	39,201	1	(27)	39,175

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$139,210	$16	$(31)	$139,195

December 31, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$31,704	$—	$—	$31,704
Cash equivalents:
Money market mutual funds	6,711	—	—	6,711

Total cash equivalents	6,711	—	—	6,711

Total cash and cash equivalents	38,415	—	—	38,415

Short-term marketable securities:
Commercial paper	5,497	—	—	5,497
Corporate notes and bonds	38,645	6	—	38,651
Government obligations	2,701	—	—	2,701
U.S. agency obligations	22,963	—	(3)	22,960

Total short-term marketable securities	69,806	6	(3)	69,809

Marketable securities, noncurrent:
Corporate notes and bonds	14,302	—	(29)	14,273
U.S. agency obligations	19,162	8	—	19,170

Total marketable securities, noncurrent	33,464	8	(29)	33,443

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$141,685	$14	$(32)	$141,667

As of June 30, 2014 and December 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

As of June 30, 2014, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$69,521
Due within 1 year through 3 years	39,175

Total marketable securities	$108,696

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$3,823	$—	$—	$3,823
Marketable securities
Commercial paper	—	3,799	—	3,799
Corporate notes and bonds	—	55,794	—	55,794
Government obligations	—	1,995		1,995
U.S. government and agency	—	47,108	—	47,108

	—	108,696	—	108,696

Total	$3,823	$108,696	$—	$112,519

		December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$6,711	$—	$—	$6,711
Marketable securities
Commercial paper	—	5,497	—	5,497
Corporate notes and bonds	—	52,924	—	52,924
Government obligations	—	2,701	—	2,701
U.S. government and agency	—	42,130	—	42,130

	—	103,252	—	103,252

Total	$6,711	$103,252	$—	$109,963

Liabilities:
Contingent consideration
Earnout liability	$—	$—	$726	$726

The following table summarizes our Level 3 activity for our contingent consideration earnout liability (in thousands):

Level 3
Balance at December 31, 2013	$726
Decrease in earnout liability due to payment	(726)

Balance at June 30, 2014	$—

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the six months ended June 30, 2014.

During the three and six-month periods ended June 30, 2014 and 2013, we did not record any other-than-temporary impairments.

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

We have a secured revolving loan facility and term loan facility of up to $30.0 million under a loan agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). The revolving loan facility expires on May 23, 2015.

On February 18, 2014, we entered into a Second Loan Modification Agreement with SVB to modify the minimum adjusted EBITDA financial covenant for periods occurring after December 31, 2013 and remove the fixed charge coverage ratio and maximum leverage ratio financial covenants, which were set to begin in periods occurring after December 31, 2013.

At June 30, 2014, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $7.2 million of term loans outstanding at an interest rate of 2.23%. We were in compliance with all covenants as of June 30, 2014.

Note 9.	Commitments and Contingencies

In addition to $23.4 million in future payments under our operating leases, we have $3.6 million of commitments under non-cancelable purchase orders at June 30, 2014. The non-cancelable purchase order commitments will be filled at various times through the second quarter of 2017; and our longest operating lease expires in March 2020.

Note 10.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$42	$70	$106	$124
Cash paid for income taxes	71	31	97	53

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of StreamOnce	$—	$852	$—	$852

Note 11.	Related-Party Transactions

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

	June 30, 2014	December 31, 2013
Accounts receivable	$103	$804
Current deferred revenue	554	1,504
Non-current deferred revenue	223	1,034

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$229	$416	$459	$730

Note 12.	New Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In May, 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718).” ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

We sell our comprehensive Jive Enterprise Collaborations Platform (the “Jive Platform”) across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 73.2% of revenues derived from our Jive Platform in the first six months of 2014 compared to 70.3% in the first six months of 2013. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we are continuing to invest in our external community technology and intend to continue to focus on achieving growth and market-share in both markets.

We offer our platform both as a public cloud service and as a private cloud solution. In 2012, we released Jive Cloud, one of our public cloud services that is a non-customizable version of our platform and is generally on a quarterly release cycle for new features and functionality. In the first six months of 2014, product revenues from all public cloud deployments, including Jive Cloud, represented 67.2% of total product revenues compared to 62.9% in the first six months of 2013. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 76.7% of total revenues in the first six months of 2014 compared to 77.2% in the first six months of 2013. We are continuing to focus on strengthening our direct sales presence and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

On May 1, 2014, we announced a strategic partnership with Cisco Systems, Inc. The partnership combines our enterprise collaboration platform with Cisco’s real-time communication technologies like WebEx and Jabber. As part of this agreement, Cisco and its reseller network will resell our solutions as a fully integrated part of Cisco’s collaboration products, as well as providing joint go-to-market and product engineering initiatives to drive additional adoption and innovation. We do not expect this partnership to have a significant impact on 2014 results of operations.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first six months of 2014, there were no significant changes in our critical accounting policies or estimates from those reported in our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total revenues to total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended June 30,		Dollar Change	% Change
	2014	2013
Total revenues	$43,375	$35,242	$8,133	23.1%
Deferred revenue, current, end of period	116,134	96,794	19,340	20.0%
Less: deferred revenue, current, beginning of period	(113,454)	(90,186)	(23,268)	25.8%

Short-term billings	$46,055	$41,850	$4,205	10.0%

	Six Months Ended June 30,		Dollar Change	% Change
	2014	2013
Total revenues	$84,404	$69,094	$15,310	22.2%
Deferred revenue, current, end of period	116,134	96,794	19,340	20.0%
Less: deferred revenue, current, beginning of period	(112,432)	(87,698)	(24,734)	28.2%

Short-term billings	$88,106	$78,190	$9,916	12.7%

Total Billings

	Three Months Ended June 30,		Dollar Change	% Change
	2014	2013
Total revenues	$43,375	$35,242	$8,133	23.1%
Deferred revenue, end of period	143,578	128,115	15,463	12.1%
Less: deferred revenue, beginning of period	(146,150)	(121,405)	(24,745)	20.4%

Billings	$40,803	$41,952	$(1,149)	(2.7)%

	Six Months Ended June 30,		Dollar Change	% Change
	2014	2013
Total revenues	$84,404	$69,094	$15,310	22.2%
Deferred revenue, end of period	143,578	128,115	15,463	12.1%
Less: deferred revenue, beginning of period	(147,337)	(117,047)	(30,290)	25.9%

Billings	$80,645	$80,162	$483	0.6%

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

Our use of total billings and short-term billings have limitations as analytical tools, and should not be considered in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

•	total billings and short-term billings are not substitutes for total revenues, as billings are recognized when invoiced, while revenue is primarily recognized ratably over the contract term;

•	total billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and, therefore, does not always closely match with the timing of delivery of support, maintenance and hosting services and the costs associated with delivering those services;

•	short-term billings can include fees paid for license terms greater than 12 months in prior periods that were previously recorded on our Consolidated Balance Sheets as a component of non-current deferred revenue and were reclassified in the current period as deferred revenue, current and therefore does not always reflect billings that occurred in the period;

•	changes to the composition of current period total billings and short-term billings may impact the correlation of current period total billings and short-term billings to future period revenues;

•	total billings and short-term billings would not exclude any agreements that contain customer acceptance provisions or other contractual contingencies that would require deferral of revenue required under GAAP; and

•	other companies, including companies in our industry, may not use total billings or short-term billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

We consider total billings and short-term billings to be significant performance measures and leading indicators of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing the resulting revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in total billings; but only the amount that will be recognized as revenue in the following 12 month period would be included in short-term billings until the portion of the total billings beyond 12 months is subsequently reclassified from non-current deferred revenue to deferred revenue, current in a future period. However, if the customer elects to be invoiced annually for a multi-year contract, only the amount billed for the 12-month period will be included in both total and short-term billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our Consolidated Balance Sheets as deferred revenue.

Billings for consulting services can occur on either a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.

The increases in short-term billings in the periods presented were primarily driven by increased upsell of our products to existing customers, the addition of new customers and an increase in billings for professional services.

The increase in total billings in the six-month period ended June 30, 2014 compared to the same period in 2013 was due to increased upsell of our products to existing customers and the addition of new customers being offset by a decrease in the amount of billings generated from customers electing multi-year terms where the full amount was billed up front. Total billings decreased in the three-month period ended June 30, 2014 compared to the same period in 2013, due to an increase of customers electing annual payment terms compared to customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	As of June 30,		Change	% Change
	2014	2013
Jive Platform customer count	903	848	55	6.5%

Our product revenues grew by 22.8% in the first six months of 2014 compared to the first six months of 2013. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

Components of Results of Operations

Revenues

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, upgrade services, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in certain instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have fair value for all of our undelivered elements, including support and professional services. When professional services are sold on a standalone basis, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

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

Research and Development

In the first quarter of 2013, we began capitalizing costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. Once complete, our internal-use software related to our platform service will be amortized on a straight-line basis over its estimated useful life and recorded as a component of cost of product revenues. As of June 30, 2014 we have capitalized a total of $8.1 million of internally developed computer software costs. We anticipate that we will begin amortizing our internally-developed software in the fourth quarter of 2014.

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

General and Administrative

General and administrative expenses primarily consist of salaries, benefits and stock-based compensation for our executive, finance, legal, information technology, human resources and other administrative employees. In addition, general and administrative expenses include legal and accounting services, outside consulting, facilities and other supporting overhead costs not allocated to other departments. We expect that our general and administrative expenses will increase in absolute dollars as we continue to expand our business domestically and internationally.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2014(1)(2)		Three Months Ended June 30, 2013(1)(2)
Revenues:
Products	$39,037	90.0%	$31,559	89.5%
Professional services	4,338	10.0%	3,683	10.5%

Total revenues	43,375	100.0%	35,242	100.0%
Cost of revenues:
Products	10,835	25.0%	9,540	27.1%
Professional services	5,805	13.4%	4,215	12.0%

Total cost of revenues	16,640	38.4%	13,755	39.0%

Gross profit:
Products	28,202	65.0%	22,019	62.5%
Professional services	(1,467)	(3.4)%	(532)	(1.5)%

Total gross profit	26,735	61.6%	21,487	61.0%
Operating expenses:
Research and development	12,991	30.0%	13,749	39.0%
Sales and marketing	21,658	49.9%	20,480	58.1%
General and administrative	6,514	15.0%	6,081	17.3%

Total operating expenses	41,163	94.9%	40,310	114.4%

Loss from operations	(14,428)	(33.3)%	(18,823)	(53.4)%
Other income (expense), net	(145)	(0.3)%	(148)	(0.4)%

Loss before provision for (benefit from) income taxes	(14,573)	(33.6)%	(18,971)	(53.8)%
Provision for (benefit from) income taxes	57	0.1%	(1,191)	(3.4)%

Net loss	$(14,630)	(33.7)%	$(17,780)	(50.5)%

Basic and diluted net loss per common share	$(0.21)		$(0.27)

Shares used in per share calculations	70,233		66,816

	Six Months Ended June 30, 2014(1)(2)		Six Months Ended June 30, 2013(1)(2)
Revenues:
Products	$76,414	90.5%	$62,222	90.1%
Professional services	7,990	9.5%	6,872	9.9%

Total revenues	84,404	100.0%	69,094	100.0%
Cost of revenues:
Products	20,756	24.6%	18,752	27.1%
Professional services	11,339	13.4%	8,063	11.7%

Total cost of revenues	32,095	38.0%	26,815	38.8%

Gross profit:
Products	55,658	65.9%	43,470	62.9%
Professional services	(3,349)	(4.0)%	(1,191)	(1.7)%

Total gross profit	52,309	62.0%	42,279	61.2%
Operating expenses:
Research and development	25,888	30.7%	26,426	38.2%
Sales and marketing	45,159	53.5%	39,344	56.9%
General and administrative	12,833	15.2%	11,947	17.3%

Total operating expenses	83,880	99.4%	77,717	112.5%

Loss from operations	(31,571)	(37.4)%	(35,438)	(51.3)%
Other income (expense), net	(197)	(0.2)%	(158)	(0.2)%

Loss before provision for (benefit from) income taxes	(31,768)	(37.6)%	(35,596)	(51.5)%
Provision for (benefit from) income taxes	186	0.2%	(1,215)	(1.8)%

Net loss	$(31,954)	(37.9)%	$(34,381)	(49.8)%

Basic and diluted net loss per common share	$(0.46)		$(0.52)

Shares used in per share calculations	69,785		66,285

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended June 30, 2014(2)		Three Months Ended June 30, 2013(2)
Cost of revenues	$941	2.2%	$777	2.2%
Research and development	2,992	6.9%	3,395	9.6%
Sales and marketing	2,885	6.7%	2,405	6.8%
General and administrative	1,990	4.6%	1,673	4.7%

	$8,808	20.3%	$8,250	23.4%

	Six Months Ended June 30, 2014(2)		Six Months Ended June 30, 2013(2)
Cost of revenues	$2,111	2.5%	$1,298	1.9%
Research and development	5,972	7.1%	5,627	8.1%
Sales and marketing	6,627	7.9%	4,629	6.7%
General and administrative	3,915	4.6%	2,835	4.1%

	$18,625	22.1%	$14,389	20.8%

(2)	Percentages may not add due to rounding.

Revenues

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Products	$39,037	$31,559	$7,478	23.7%
Professional services	4,338	3,683	655	17.8%

Total revenues	$43,375	$35,242	$8,133	23.1%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Products	$76,414	$62,222	$14,192	22.8%
Professional services	7,990	6,872	1,118	16.3%

Total revenues	$84,404	$69,094	$15,310	22.2%

Products Revenues

The increases in products revenues in the three and six-month periods ended June 30, 2014 compared to the same periods of 2013 were primarily the result of increases in the average annual subscription value and in the aggregate number of customers on the Jive Platform, which grew to 903 as of June 30, 2014 from 848 as of June 30, 2013. The increases in the average annual subscription value were primarily driven by upsell to existing customers.

Certain information regarding our revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dollar value of total revenues generated in the U.S.	$33.5 million	$27.3 million	$64.8 million	$53.3 million
Percentage of total revenues generated in the U.S.	77.1%	77.6%	76.7%	77.2%
Product revenues from public cloud deployments as a percentage of total product revenues	68.2%	63.4%	67.2%	62.9%
Product revenues from private cloud deployments as a percentage of total product revenues	31.8%	36.6%	32.8%	37.1%
Percentage of Jive Platform revenues that represented internally focused communities	73.4%	70.0%	73.2%	70.3%
Percentage of Jive Platform revenues that represented externally focused communities	26.6%	30.0%	26.8%	29.7%

Professional Services Revenues

The increases in professional services revenues in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to the increases in the number of customers on the Jive Platform over the same period, as well as increases in professional services revenues related to version upgrade services and strategic consulting for existing customers.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three and six-month periods ended June 30, 2014 increased $0.4 million and $0.9 million, respectively, compared to the same periods in 2013.

Cost of Revenues and Gross Margins

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: products	$10,835	$9,540	$1,295	13.6%
Products gross margin	72.2%	69.8%

Cost of revenues: professional services	$5,805	$4,215	$1,590	37.7%
Professional services gross margin	(33.8)%	(14.4)%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: products	$20,756	$18,752	$2,004	10.7%
Products gross margin	72.8%	69.9%

Cost of revenues: professional services	$11,339	$8,063	$3,276	40.6%
Professional services gross margin	(41.9)%	(17.3)%

Cost of Revenues: Products

The increases in cost of revenues for products in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to the increases in products revenues and included the following:

•	a $1.0 million and a $2.1 million increase, respectively, in salaries and benefits, including a $0.2 million and a $0.4 million increase, respectively, in stock-based compensation;

•	a $0.1 million and a $0.5 million increase, respectively, in third-party royalties;

•	a $0.2 million and a $0.4 million increase, respectively, in depreciation expense; and

•	a $0.3 million and $0.2 million increase, respectively, in miscellaneous costs.

The increases noted above were partially offset by a $0.3 million and a $1.2 million decrease, respectively, in third-party hosting services as we transitioned from a third-party data center to our internally managed data centers.

The increases in products gross margin in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were driven by cost efficiencies gained through utilization of our internally managed data centers.

Cost of Revenues: Professional Services

The increases in cost of revenues for professional services in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to:

•	a $0.8 million and a $2.2 million increase, respectively, in salaries and benefits, including a $0.4 million increase in stock-based compensation for the six-month period;

•	a $0.8 million and a $0.9 million increase, respectively, in third-party consulting fees; and

•	a $0.2 million increase in other miscellaneous costs for the six-month period.

The decreases in professional services gross margin in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to decreases in billable utilization as we continued to shift the focus of our professional services organization to strategic consulting, user adoption and enablement, as well as customer migrations to Jive Cloud. The improved standard functionality of our offerings has resulted in the need for fewer technical customizations.

Research and Development

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Research and development	$12,991	$13,749	$(758)	(5.5)%
Percentage of total revenues	30.0%	39.0%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Research and development	$25,888	$26,426	$(538)	(2.0)%
Percentage of total revenues	30.7%	38.2%

The decreases in research and development expenses in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to:

•	a $0.2 million decrease in salaries and benefits for the three-month period, which included a $0.4 million decrease in stock-based compensation;

•	a $0.1 million and a $0.4 million decrease, respectively, in third-party consulting fees;

•	a $0.2 million decrease, for both periods, in facilities, IT and corporate allocation costs; and

•	a $0.3 million and a $0.2 million decrease, respectively, in other miscellaneous costs.

The decreases noted above were partially offset by a $0.2 million increase in salaries and benefits for the six-month period, which included a $0.3 million increase in stock-based compensation.

Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to the development phase of internal-use software. We capitalized $2.8 million and $5.0 million of such costs in the three and six-month periods ended June 30, 2014, which represented increases of $2.3 million and $4.2 million, respectively, compared to the same periods in 2013. These costs otherwise would have been recognized as research and development salaries and benefits expenses. We expect the development to be complete in the first half of 2015 and to amortize the capitalized amount over its estimated useful life once it is placed into service.

Sales and Marketing

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Sales and marketing	$21,658	$20,480	$1,178	5.8%
Percentage of total revenues	49.9%	58.1%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Sales and marketing	$45,159	$39,344	$5,815	14.8%
Percentage of total revenues	53.5%	56.9%

The increases in sales and marketing expenses in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to:

•	a $0.8 million and a $4.6 million increase, respectively, in salaries and benefits, including a $0.5 million and a $2.0 million increase, respectively, in stock-based compensation;

•	a $0.2 million and a $0.4 million increase, respectively, in third-party consulting fees;

•	a $0.1 million and a $0.5 million increase, respectively, in facilities, IT and corporate allocation costs; and

•	a $0.1 million and a $0.3 million increase, respectively, in other miscellaneous costs.

General and Administrative

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
General and administrative	$6,514	$6,081	$433	7.1%
Percentage of total revenues	15.0%	17.3%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
General and administrative	$12,833	$11,947	$886	7.4%
Percentage of total revenues	15.2%	17.3%

The increases in general and administrative expenses in the three and six-month periods ended June 30, 2014 compared to the same periods in 2013 were primarily due to:

•	a $0.9 million and a $2.2 million increase, respectively, in salaries and benefits, including a $0.3 million and a $1.1 million increase, respectively, in stock-based compensation;

•	a $0.3 million and a $0.6 million increase, respectively, in rent; and

•	a $0.2 million increase in subscription services for the six-month period.

The increases noted above were partially offset by:

•	a $0.1 million and a $0.7 million decrease, respectively, in third-party recruiting fees;

•	a $0.4 million and a $0.7 million decrease, respectively, in legal fees;

•	a $0.1 million and a $0.6 million decrease, respectively, in facilities allocation; and

•	a $0.2 million and a $0.1 million decrease, respectively, in other miscellaneous costs.

Other Expense, net

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Other expense, net	$145	$148	$(3)	(2.0)%
Percentage of total revenues	0.3%	0.4%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Other expense, net	$197	$158	$39	24.7%
Percentage of total revenues	0.2%	0.2%

Other expense, net in the three and six-month periods ended June, 30 2014 remained consistent with the same periods in 2013 as there were no significant changes in interest income from investments.

Provision For (Benefit From) Income Taxes

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013
Provision for (benefit from) income taxes	$57	$(1,191)
Percentage of loss before income taxes	0.4%	(6.3)%

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Provision for (benefit from) income taxes	$186	$(1,215)
Percentage of loss before income taxes	0.6%	(3.4)%

In both the 2014 and 2013 periods, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

The tax benefit in the three and six-month periods ended June 30, 2013 related to the release of valuation allowance in connection with the recording of deferred tax liabilities associated with an acquisition.

Liquidity and Capital Resources

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Cash flows provided by operating activities	$6,078	$6,037
Cash used in investing activities	(12,607)	(8,565)
Cash provided by (used in) financing activities	(1,363)	3,749

Increase (decrease) in cash and cash equivalents	$(7,892)	$1,221

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at June 30, 2014 consisted of $30.5 million of cash and cash equivalents, $69.5 million of short-term marketable securities and $39.2 million of non-current marketable securities. As of June 30, 2014, $1.2 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from June 30, 2014.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was negative $0.5 million in the first six months of 2014. We expect free cash flow for the full year 2014 to be between negative $15 million and negative $20 million.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $6.1 million during the first six months of 2014 compared to $6.0 million in the first six months of 2013. The increase in cash flows generated from operating activities primarily resulted from a smaller net loss, as well as changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $6.1 million of cash provided by operating activities in the first six months of 2014 resulted from our net loss of $32.0 million, partially offset by net non-cash charges of $26.5 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $19.9 million to $38.9 million at June 30, 2014 compared to $58.8 million at December 31, 2013, primarily as a result of an $18.1 million decrease in total billings in the second quarter of 2014 compared to the fourth quarter of 2013, primarily due to the seasonality of our business. Additionally, days billings outstanding decreased to 87 days at June 30, 2014 compared to 92 days at December 31, 2013, as well as a $2.0 million increase during the second quarter of 2014 in invoices that were billed and collected in the same period compared to the fourth quarter of 2013.

Prepaid expenses and other current assets increased $2.9 million to $12.4 million at June 30, 2014 compared to $9.4 million at December 31, 2013, primarily due to the timing of payments for annual contracts.

Accounts payable decreased $0.9 million to $5.2 million at June 30, 2014 compared to $6.4 million at December 31, 2013, due to the timing of payments.

Accrued payroll and related liabilities decreased $0.3 million to $7.4 million at June 30, 2014 compared to $7.5 million at December 31, 2013. This decrease was due to the $0.3 million increase in operations being offset by a $0.2 million increase included in cash flows from financing. The activity in operations is due to a decrease in accrued commissions of $2.6 million being partially offset by a $1.9 million increase in accrued bonuses.

Deferred revenue decreased $3.8 million to $143.6 million at June 30, 2014 compared to $147.3 million at December 31, 2013, primarily due to a decrease in multi-year billings in the second quarter of 2014 compared to the fourth quarter of 2013. The current portion of deferred revenue increased $3.7 million at June 30, 2014 compared to December 31, 2013, while the non-current portion decreased $7.5 million at June 30, 2014 compared to December 31, 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment, primarily related to the build out of our data centers, and payments for intangible assets and acquisitions. We utilized $12.6 million in net investing activities in the first six months of 2014, which included $6.6 million used for purchases of property and equipment and $6.0 million used to purchase marketable securities, net maturities and sales.

We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in all of 2014, primarily for the continued expansion of our internally managed data centers, as well as capitalized research and development expenses related to the development phase of internal-use software. Additionally, in the first six months of 2014, we entered into operating leases to procure a portion of the equipment required to scale our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash used in financing activities of $1.4 million in the first six months of 2014 resulted from $1.2 million in principal payments on our term debt and $1.1 million in taxes paid related to the net settlement of equity awards, as well as $0.6 million used to pay the acquisition date fair value of StreamOnce earnout. The post-acquisition date accretion of the StreamOnce earnout in the amount of $0.1 million was also paid and is included in cash flows from operations. These payments were partially offset by $1.5 million in cash receipts related to stock option exercises.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At June 30, 2014, we had $1.0 million of outstanding letters of credit, no revolving loans outstanding and $7.2 million of term loans outstanding at an interest rate of 2.23% and we were in compliance with all financial and restrictive covenants.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, our quarterly sales cycles are frequently more heavily weighted toward the end of the quarter with an increased volume of sales in the last few weeks of the quarter. If this trend becomes more exaggerated, it could negatively impact the timing of recognized revenues, cash collections and delivery of professional services in subsequent periods. Furthermore, the concentration of contract negotiations in the last few weeks of the quarter could require us to hire additional sales, legal and finance employees.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 23%, 23%, 23% and 21% of our total revenues in the first six months of 2014 and in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. As we continue to expand sales of our enterprise collaboration platform to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a rapidly growing business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, sales collateral and legal agreements, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	international customers’ potential reluctance to do business with U.S. companies who host content and data as a result of recent alleged surveillance activities by the United States National Security Administration (the “NSA”);

•	regional data privacy laws that apply to the processing of personal information, particularly those focused on the transmission of our customers’ data across international borders;

•	ability to provide local hosting, consulting and support services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	regional economic and political conditions;

•	disruption as a result of the obligation of certain of our personnel in Israel to perform military service; and

•	security concerns such as civil or military unrest and terrorist activities.

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

From January 2011 through June 30, 2014, we completed six acquisitions. We may, in the future, acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We have incurred losses in each of the last six years and in 2014 to date, including a net loss of $32.0 million in the first six months of 2014, $75.4 million in 2013, $47.4 million in 2012 and $50.8 million in 2011. At June 30, 2014, we had an accumulated deficit of $259.5 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 686 at June 30, 2014 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new enterprise collaboration software solutions by our competitors, the market acceptance of solutions based on new or alternative technologies, or the emergence of new industry standards could render our platform uncompetitive of even obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing enterprise collaboration software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

Our platform must integrate with a variety of operating systems, software applications and hardware that are developed by others and, if we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our platform.

Our enterprise collaboration software platform must integrate with a variety of network, hardware and software platforms, including Microsoft Office, and we need to continuously modify and enhance our platform to adapt to changes in Internet-related hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our platform, result in customer dissatisfaction and harm our business. If we are unable to respond in a timely manner to these changes in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing devices other than personal computers, such as mobile phones and other handheld devices, to access the Internet and corporate resources and conduct business. If we cannot effectively make our platform available on these mobile devices, we may experience difficulty attracting and retaining customers.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take 9 to 12 months or longer before our new sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

From time to time, third parties have claimed, and may claim, that we infringe upon or have misappropriated their intellectual property rights, and we may be found to be infringing upon or misappropriating such rights. In the future, we, or our customers, may be the subject of claims that our platform, underlying technology or our actions in connection therewith infringe, misappropriate or violate the intellectual property rights of others. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our solutions, or require that we comply with other unfavorable terms. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. As most of our customer and partner agreements obligate us to provide indemnification in connection with any such litigation and to obtain licenses, modify our platform, or refund fees, we have in the past been, and may in the future be, requested to indemnify our customers and business partners which could expose us to significant legal and financial liability. We expect that the occurrence of infringement claims is likely to grow as the market for enterprise collaboration software grows. Accordingly, our exposure to damages resulting from infringement claims could be increased and this could further exhaust our financial and management resources.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. At June 30, 2014, we were not under exam in the United States or in any foreign jurisdictions.

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

Our future success will depend on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry in general, and in the San Francisco Bay Area specifically, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock does not increase or declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

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

JIVE SOFTWARE, INC.

Dated: August 1, 2014	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)