Form 10-Q
period 2014-09-30
Jive Software, Inc.
filed 2014-11-06
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock outstanding as of October 31, 2014 was 71,593,593.

JIVE SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$27,184	$38,415
Short-term marketable securities	70,992	69,809
Accounts receivable, net of allowances of $611 and $740	50,009	58,829
Prepaid expenses and other current assets	15,210	9,425

Total current assets	163,395	176,478
Marketable securities, noncurrent	30,966	33,443
Property and equipment, net of accumulated depreciation of $27,417 and $20,334	13,696	21,379
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $16,182 and $12,528	10,659	14,310
Other assets	9,504	572

Total assets	$257,973	$275,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,768	$6,412
Accrued payroll and related liabilities	6,592	7,469
Other accrued liabilities	9,266	8,478
Deferred revenue, current	114,777	112,432
Term debt, current	2,400	2,400

Total current liabilities	139,803	137,191
Deferred revenue, less current portion	32,390	34,905
Term debt, less current portion	4,200	6,000
Other long-term liabilities	1,162	1,605

Total liabilities	177,555	179,701
Commitments and contingencies
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued —78,002 shares at September 30, 2014 and 76,174 at December 31, 2013; outstanding—71,577 at September 30, 2014 and 69,653 at December 31, 2013	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	355,190	326,834
Accumulated deficit	(271,594)	(227,531)
Accumulated other comprehensive income	167	276

Total stockholders’ equity	80,418	96,234

Total liabilities and stockholders’ equity	$257,973	$275,935

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product	$42,162	$33,456	$118,576	$95,678
Professional services	4,438	3,903	12,428	10,775

Total revenues	46,600	37,359	131,004	106,453
Cost of revenues:
Product	11,175	9,034	31,931	27,786
Professional services	6,060	4,851	17,399	12,914

Total cost of revenues	17,235	13,885	49,330	40,700

Gross profit	29,365	23,474	81,674	65,753
Operating expenses:
Research and development	13,608	14,957	39,496	41,383
Sales and marketing	21,696	20,804	66,855	60,148
General and administrative	6,161	6,202	18,994	18,149

Total operating expenses	41,465	41,963	125,345	119,680

Loss from operations	(12,100)	(18,489)	(43,671)	(53,927)
Other income (expense), net:
Interest income	50	53	151	184
Interest expense	(55)	(54)	(202)	(234)
Other, net	160	(186)	9	(295)

Total other income (expense), net	155	(187)	(42)	(345)

Loss before provision for (benefit from) income taxes	(11,945)	(18,676)	(43,713)	(54,272)
Provision for (benefit from) income taxes	164	29	350	(1,186)

Net loss	$(12,109)	$(18,705)	$(44,063)	$(53,086)

Basic and diluted net loss per share	$(0.17)	$(0.27)	$(0.63)	$(0.79)

Shares used in basic and diluted per share calculations	71,026	68,167	70,202	66,913

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(12,109)	$(18,705)	$(44,063)	$(53,086)
Other comprehensive income (loss):
Foreign currency translation	(179)	98	(94)	201
Cumulative unrealized gain (loss) on marketable securities	(17)	98	(15)	10

Other comprehensive income (loss)	(196)	196	(109)	211

Comprehensive loss	$(12,305)	$(18,509)	$(44,172)	$(52,875)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(44,063)	$(53,086)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,650	11,802
Stock-based compensation	26,820	24,508
Change in deferred taxes	96	(1,351)
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	8,820	14,163
Prepaid expenses and other assets	(5,918)	(2,716)
Increase (decrease), net of acquisitions, in:
Accounts payable	893	(333)
Accrued payroll and related liabilities	(899)	(1,979)
Other accrued liabilities	1,128	(626)
Deferred revenue	(170)	10,697
Other long-term liabilities	37	196

Net cash provided by (used in) operating activities	(1,606)	1,275
Cash flows from investing activities:
Payments for purchase of property and equipment	(7,891)	(8,789)
Purchases of marketable securities	(80,036)	(85,685)
Sales of marketable securities	18,672	29,533
Maturities of marketable securities	61,774	64,355
Acquisitions, net of cash acquired	—	(11,047)

Net cash used in investing activities	(7,481)	(11,633)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,747	6,591
Taxes paid related to net share settlement of equity awards	(1,571)	(754)
Repayments of term loans	(1,800)	(1,800)
Earnout payment for prior acquisition	(576)	—

Net cash provided by (used in) financing activities	(2,200)	4,037

Net decrease in cash and cash equivalents	(11,287)	(6,321)
Effect of exchange rate changes	56	(28)
Cash and cash equivalents, beginning of period	38,415	48,955

Cash and cash equivalents, end of period	$27,184	$42,606

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business

We provide an enterprise collaboration platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is offered primarily on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

Note 2. Basis of Presentation

The consolidated financial statements include the accounts of Jive Software, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2014.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the estimates relating to:

•	revenue recognition;

•	the useful lives of fixed assets;

•	stock-based compensation;

•	contingent liabilities;

•	assumptions used in testing for impairment of goodwill and other long-lived assets, including the incurred software development costs; and

•	the recoverability of deferred income tax assets and liabilities.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3. Stock-Based Compensation

Stock Plan and Option Activity

Certain information regarding stock option activity for the nine-month period ended September 30, 2014 and stock options outstanding as of September 30, 2014 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2013	2,030,319	9,480,138	$5.54
Additional shares reserved	2,720,200
Stock options granted	(1,014,500)	1,014,500	7.87
Restricted stock units (“RSUs”) granted	(2,491,763)	—	—
Performance stock units (“PSUs”) granted	(430,000)	—	—
Forfeited – Stock options	664,716	(664,716)	13.40
Forfeited – Restricted stock units	1,292,688	—	—
Vested RSUs adjusted for taxes	192,737
Exercised	—	(796,498)	2.16

Balances, September 30, 2014	2,964,397	9,033,424	$5.52	5.75	$23,239

Exercisable at September 30, 2014		7,204,879	$4.22	5.05	$23,150

Vested and expected to vest		8,910,233	$5.45	5.71	$23,238

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2013	4,796,112	$15.24
Granted RSUs	2,491,763	8.34
Granted PSUs	430,000	8.13
Vested	(1,320,167)	14.42
Forfeited	(1,292,688)	14.12

Balances, September 30, 2014	5,105,020	11.74

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Stock-Based Compensation

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$1,014	$991	$3,125	$2,289
Research and development	2,723	4,263	8,695	9,890
Sales and marketing	2,526	2,910	9,153	7,539
General and administrative	1,932	1,955	5,847	4,790

	$8,195	$10,119	$26,820	$24,508

Stock-based compensation capitalized related to capitalized software development costs	$211	$—	$1,370	$—

As of September 30, 2014, unrecognized stock-based compensation related to all stock-based awards was $57.4 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

Note 4. Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(12,109)	$(18,705)	$(44,063)	$(53,086)

Denominator:
Weighted-average common shares outstanding	71,426	69,020	70,752	67,452
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(400)	(853)	(550)	(539)

Weighted-average shares used to compute net loss per share, basic and diluted	71,026	68,167	70,202	66,913

Net loss per share, basic and diluted	$(0.17)	$(0.27)	$(0.63)	$(0.79)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2014	2013
Shares subject to outstanding common stock options	9,033,424	10,169,823
Unvested restricted common stock	5,105,020	4,045,063
Common stock subject to repurchase	396,368	718,616

	14,534,812	14,933,502

Note 5. Goodwill and Other Intangible Assets

Goodwill

The roll-forward of our activity related to goodwill was as follows (in thousands):

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance, beginning of period	$29,753	$23,435
Acquisition of Clara Ehf.	—	3,161
Acquisition of StreamOnce, Inc.	—	3,157

Balance, end of period	$29,753	$29,753

Other Intangible Assets

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	September 30, 2014	December 31, 2013
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(11,078)	(8,167)

		9,363	12,274
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,524)	(1,172)

		504	856
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,147)	(759)

		792	1,180

Total intangible assets, net		$10,659	$14,310

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2014	2013	2014	2013
$1,210	$1,228	$3,651	$3,764

Expected future amortization expense as of September 30, 2014 is as follows (in thousands):

Remainder of 2014	$1,211
2015	4,622
2016	2,732
2017	1,715
2018	379
Thereafter	—

$10,659

Note 6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

September 30, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$27,010	$—	$—	$27,010
Cash equivalents:
Money market mutual funds	174	—	—	174

Total cash equivalents	174	—	—	174

Total cash and cash equivalents	27,184	—	—	27,184

Short-term marketable securities:
Commercial paper	2,497	—	—	2,497
Corporate notes and bonds	46,305	—	(18)	46,287
U.S. agency obligations	22,200	8	—	22,208

Total short-term marketable securities	71,002	8	(18)	70,992

Marketable securities, noncurrent:
Corporate notes and bonds	10,825	—	(20)	10,805
Government obligations	1,995	1	—	1,996
U.S. agency obligations	18,169	—	(4)	18,165

Total marketable securities, noncurrent	30,989	1	(24)	30,966

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$129,175	$9	$(42)	$129,142

December 31, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$31,704	$—	$—	$31,704
Cash equivalents:
Money market mutual funds	6,711	—	—	6,711

Total cash equivalents	6,711	—	—	6,711

Total cash and cash equivalents	38,415	—	—	38,415

Short-term marketable securities:
Commercial paper	5,497	—	—	5,497
Corporate notes and bonds	38,645	6	—	38,651
Government obligations	2,701	—	—	2,701
U.S. agency obligations	22,963	—	(3)	22,960

Total short-term marketable securities	69,806	6	(3)	69,809

Marketable securities, noncurrent:
Corporate notes and bonds	14,302	—	(29)	14,273
U.S. agency obligations	19,162	8	—	19,170

Total marketable securities, noncurrent	33,464	8	(29)	33,443

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$141,685	$14	$(32)	$141,667

As of September 30, 2014 and December 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

As of September 30, 2014, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$70,992
Due within 1 year through 3 years	30,966

Total marketable securities	$101,958

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$174	$—	$—	$174
Marketable securities
Commercial paper	—	2,497	—	2,497
Corporate notes and bonds	—	57,092	—	57,092
Government obligations	—	1,996	—	1,996
U.S. government and agency	—	40,373	—	40,373

	—	101,958	—	101,958

Total	$174	$101,958	$—	$102,132

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$6,711	$—	$—	$6,711
Marketable securities
Commercial paper	—	5,497	—	5,497
Corporate notes and bonds	—	52,924	—	52,924
Government obligations	—	2,701	—	2,701
U.S. government and agency	—	42,130	—	42,130

	—	103,252	—	103,252

Total	$6,711	$103,252	$—	$109,963

Liabilities:
Contingent consideration
Earnout liability	$—	$—	$726	$726

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2013	$726
Decrease in earnout liability due to payment	(726)

Balance at September 30, 2014	$—

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the first nine months of 2014.

During the three and nine-month periods ended September 30, 2014 and 2013, we did not record any other-than-temporary impairments.

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

At September 30, 2014, we had $0.9 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $6.6 million of term loans outstanding at an interest rate of 1.98%. We were in compliance with all covenants as of September 30, 2014.

Note 9. Commitments and Contingencies

In addition to $22.8 million in future payments under our operating leases, we have $5.7 million of commitments under non-cancelable purchase orders at September 30, 2014. The non-cancelable purchase order commitments will be filled at various times through the third quarter of 2016; and our longest operating lease expires in March 2020.

Note 10. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$39	$62	$145	$186
Cash paid for income taxes	96	171	193	224
Supplemental Non-Cash Information
Common stock issued in connection with acquisition of StreamOnce	$—	$—	$—	$852

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

	September 30, 2014	December 31, 2013
Accounts receivable	$55	$804
Current deferred revenue	508	1,504
Non-current deferred revenue	158	1,034

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$278	$474	$737	$1,262

Note 12. Capitalized Software Development Costs and Internal-Use Software Development Costs

Through the third quarter of 2014, we capitalized costs to develop internal-use software during the application development stage. These costs related to application development activities. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. As such, subsequent to July 2014, we did not, and will no longer, capitalize costs related to internal-use software and, going forward, we will account for our current capitalized costs as capitalized software development costs.

Material software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. Historically, technological feasibility has occurred concurrently with the commercial release of our products and as a result we have not capitalized software development costs. We do not anticipate capitalizing material software development costs in future periods.

GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues or the straight-line method over the products’ remaining estimated economic life.

As of September 30, 2014, we had $9.0 million of capitalized software development costs which are included in other assets. Amortization of these capitalized costs has not started as the related projects are still in development. Once complete, these software development costs will be amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the nine-month periods ended September 30, 2014 and 2013.

Note 13. New Accounting Pronouncements

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

Note 14. Subsequent Events

On November 3, 2014, we entered into a Transition Agreement with Anthony Zingale, our Chief Executive Officer, pursuant to which Mr. Zingale will resign as our Chief Executive Officer effective November 10, 2014 and will continue his employment on an at-will basis with us as Executive Chairman during a transition period extending through November 10, 2015. Mr. Zingale also will remain as our Chairman of the Board of Directors of the Company (the “Board”).

The Board has established an interim Office of the CEO. Effective November 10, 2014, the Office of the CEO will carry out the functions of a chief executive officer and will consist of Elisa Steele (our current Executive Vice-President of Marketing and Products), who will assume the role of our President, and William A. Lanfri (a member of the Board). Mr. Lanfri will continue to serve on the Board while carrying out his additional responsibilities as a member of the Office of the CEO. The Office of the CEO will report directly to the Board.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to grow our external community business;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	risks related to actions of activist shareholders;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Overview

We provide an enterprise collaboration platform that improves business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our platform to improve employee productivity, enhance revenue opportunities, lower operational costs, increase customer retention and improve strategic decision making. Our platform is primarily offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from platform subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

We sell our comprehensive Jive Enterprise Collaboration Platform (the “Jive Platform”) across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 73.5% of revenues derived from our Jive Platform in the first nine months of 2014 compared to 70.6% in the first nine months of 2013. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we believe there is a near-term growth opportunity in the external community market and are continuing to invest in our external community technology with the goal of achieving growth and market-share in both markets.

We offer our platform both as a public cloud service and as a private cloud solution. In 2012, we released Jive Cloud, one of our public cloud services that is a non-customizable version of our platform and is generally on a quarterly release cycle for new features and functionality. In the first nine months of 2014, product revenues from all public cloud deployments, including Jive Cloud, represented 67.7% of total product revenues compared to 63.6% in the first nine months of 2013. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 76.4% of total revenues in the first nine months of 2014 compared to 77.4% in the first nine months of 2013. We are continuing to focus on strengthening our direct sales presence and channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

On May 1, 2014, we announced a strategic partnership with Cisco Systems, Inc. The partnership combines our Jive Platform with Cisco’s real-time communication technologies like WebEx and Jabber. As part of this agreement, Cisco and its reseller network will resell our solutions as a fully integrated part of Cisco’s collaboration products, as well as providing joint go-to-market and product engineering initiatives to drive additional adoption and innovation. We do not expect this partnership to have a significant impact on 2014 results of operations.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2013 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. See Note 12 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion regarding changes in our critical accounting policies or estimates from those reported in our 2013 Annual Report on Form 10-K, which was filed with the SEC on March 3, 2014.

New Accounting Pronouncements

See Note 13 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Non-GAAP Key Metrics

In addition to GAAP metrics, such as total revenues and gross margin, we also regularly review total billings and short-term billings, both non-GAAP measures, as well as the number of Jive Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

The following tables set forth a reconciliation of total revenues to short-term billings and total revenues to total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Total revenues	$46,600	$37,359	$9,241	24.7%
Deferred revenue, current, end of period	114,777	98,602	16,175	16.4%
Less: deferred revenue, current, beginning of period	(116,134)	(96,794)	(19,340)	20.0%

Short-term billings	$45,243	$39,167	$6,076	15.5%

	Nine Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Total revenues	$131,004	$106,453	$24,551	23.1%
Deferred revenue, current, end of period	114,777	98,602	16,175	16.4%
Less: deferred revenue, current, beginning of period	(112,432)	(87,698)	(24,734)	28.2%

Short-term billings	$133,349	$117,357	$15,992	13.6%

Total Billings

	Three Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Total revenues	$46,600	$37,359	$9,241	24.7%
Deferred revenue, end of period	147,167	127,744	19,423	15.2%
Less: deferred revenue, beginning of period	(143,578)	(128,115)	(15,463)	12.1%

Billings	$50,189	$36,988	$13,201	35.7%

	Nine Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Total revenues	$131,004	$106,453	$24,551	23.1%
Deferred revenue, end of period	147,167	127,744	19,423	15.2%
Less: deferred revenue, beginning of period	(147,337)	(117,047)	(30,290)	25.9%

Billings	$130,834	$117,150	$13,684	11.7%

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

Our uses of total billings and short-term billings have limitations as analytical tools, and should not be considered in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

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

The increase in short-term billings in the periods presented was primarily driven by increased upsell of our products to existing customers, the addition of new customers and an increase in billings for professional services.

The increase in total billings in the periods presented was primarily due to increased upsell of our products to existing customers, the addition of new customers and an increase in the amount of billings generated from customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	As of September 30,
	2014	2013	Change	% Change
Jive Platform customer count	936	855	81	9.5%

Our product revenues grew by 23.9% in the first nine months of 2014 compared to the first nine months of 2013. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

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

Cost of Revenues

Cost of product revenues includes all direct costs to produce and distribute our product offerings, including data center and support personnel, depreciation and maintenance related to equipment located at our hosting service providers and in our Jive managed data centers, salaries, rent expense for our data centers, web hosting services expense for public cloud and Jive Cloud implementations, third-party royalty costs, benefits, amortization of acquired intangible assets and stock-based compensation. We recognize expense related to cost of revenues as they are incurred, while the associated product revenues are recognized ratably over their subscription term.

Cost of professional services revenues includes all direct costs to provide our professional services, which primarily include salaries, benefits and stock-based compensation for our professional services personnel, as well as third-party sub-contracting fees and outside services. We recognize expenses related to our professional services organization as they are incurred, while the majority of associated professional services revenues are recognized ratably over the subscription term.

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

Research and Development

In the first quarter of 2013, we began capitalizing internal-use software development costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. As such, subsequent to July 2014, we did not, and will no longer, capitalize costs related to internal-use software and, going forward, we will account for our current capitalized costs as capitalized software development costs. We do not anticipate capitalizing material software development in future periods.

As of September 30, 2014, we had capitalized $9.0 million of software development costs. We will begin amortizing the associated capitalized costs upon on each product’s release. We anticipate the products to be commercially released between the fourth quarter of 2014 and the second half of 2015.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands):

	Three Months Ended September 30, 2014(1)(2)		Three Months Ended September 30, 2013(1)(2)
Revenues:
Products	$42,162	90.5%	$33,456	89.6%
Professional services	4,438	9.5%	3,903	10.4%

Total revenues	46,600	100.0%	37,359	100.0%
Cost of revenues:
Products	11,175	24.0%	9,034	24.2%
Professional services	6,060	13.0%	4,851	13.0%

Total cost of revenues	17,235	37.0%	13,885	37.2%

Gross profit:
Products	30,987	66.5%	24,422	65.4%
Professional services	(1,622)	(3.5)%	(948)	(2.5)%

Total gross profit	29,365	63.0%	23,474	62.8%
Operating expenses:
Research and development	13,608	29.2%	14,957	40.0%
Sales and marketing	21,696	46.6%	20,804	55.7%
General and administrative	6,161	13.2%	6,202	16.6%

Total operating expenses	41,465	89.0%	41,963	112.3%

Loss from operations	(12,100)	(26.0)%	(18,489)	(49.5)%
Other income (expense), net	155	0.3%	(187)	(0.5)%

Loss before provision for income taxes	(11,945)	(25.6)%	(18,676)	(50.0)%
Provision for income taxes	164	0.4%	29	0.1%

Net loss	$(12,109)	(26.0)%	$(18,705)	(50.1)%

Basic and diluted net loss per common share	$(0.17)		$(0.27)

Shares used in per share calculations	71,026		68,167

	Nine Months Ended September 30, 2014(1)(2)		Nine Months Ended September 30, 2013(1)(2)
Revenues:
Products	$118,576	90.5%	$95,678	89.9%
Professional services	12,428	9.5%	10,775	10.1%

Total revenues	131,004	100.0%	106,453	100.0%
Cost of revenues:
Products	31,931	24.4%	27,786	26.1%
Professional services	17,399	13.3%	12,914	12.1%

Total cost of revenues	49,330	37.7%	40,700	38.2%

Gross profit:
Products	86,645	66.1%	67,892	63.8%
Professional services	(4,971)	(3.8)%	(2,139)	(2.0)%

Total gross profit	81,674	62.3%	65,753	61.8%
Operating expenses:
Research and development	39,496	30.1%	41,383	38.9%
Sales and marketing	66,855	51.0%	60,148	56.5%
General and administrative	18,994	14.5%	18,149	17.0%

Total operating expenses	125,345	95.7%	119,680	112.4%

Loss from operations	(43,671)	(33.3)%	(53,927)	(50.7)%
Other income (expense), net	(42)	0.0%	(345)	(0.3)%

Loss before provision for (benefit from) income taxes	(43,713)	(33.4)%	(54,272)	(51.0)%
Provision for (benefit from) income taxes	350	0.3%	(1,186)	(1.1)%

Net loss	$(44,063)	(33.6)%	$(53,086)	(49.9)%

Basic and diluted net loss per common share	$(0.63)		$(0.79)

Shares used in per share calculations	70,202		66,913

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended September 30, 2014(2)		Three Months Ended September 30, 2013(2)
Cost of revenues	$1,014	2.2%	$991	2.7%
Research and development	2,723	5.8%	4,263	11.4%
Sales and marketing	2,526	5.4%	2,910	7.8%
General and administrative	1,932	4.1%	1,955	5.2%

	$8,195	17.6%	$10,119	27.1%

	Nine Months Ended September 30, 2014(2)		Nine Months Ended September 30, 2013(2)
Cost of revenues	$3,125	2.4%	$2,289	2.2%
Research and development	8,695	6.6%	9,890	9.3%
Sales and marketing	9,153	7.0%	7,539	7.1%
General and administrative	5,847	4.5%	4,790	4.5%

	$26,820	20.5%	$24,508	23.0%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Products	$42,162	$33,456	$8,706	26.0%
Professional services	4,438	3,903	535	13.7%

Total revenues	$46,600	$37,359	$9,241	24.7%

(Dollars in thousands)	Nine Months Ended September 30,		Dollar
	2014	2013	Change	% Change
Products	$118,576	$95,678	$22,898	23.9%
Professional services	12,428	10,775	1,653	15.3%

Total revenues	$131,004	$106,453	$24,551	23.1%

Products Revenues

The increases in products revenues in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily the result of an increase in the average annual subscription value and an increase in the aggregate number of customers on the Jive Platform, which grew to 936 as of September 30, 2014 from 855 as of September 30, 2013. The increases in the average annual subscription value were primarily driven by upsell to existing customers. In addition, in the three months ended September 30, 2014, we recognized a cumulative revenue catch-up related to an agreement with a certain customer which contained future deliverables around specific product integrations. We delivered those integrations in the third quarter of 2014, and recognized $1.2 million of product revenue earned during the first half of 2014.

Certain revenue information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dollar value of total revenues generated in the U.S.	$35.4 million	$29.1 million	$100.1 million	$82.4 million
Percentage of total revenues generated in the U.S.	76.0%	77.8%	76.4%	77.4%
Product revenues from public cloud deployments as percentage of total product revenues	68.7%	65.0%	67.7%	63.6%
Product revenues from private cloud deployments as percentage of total product revenues	31.3%	35.0%	32.3%	36.4%
Percentage of Jive Platform revenues that represented internally focused communities	73.9%	71.2%	73.5%	70.6%
Percentage of Jive Platform revenues that represented externally focused communities	26.1%	28.8%	26.5%	29.4%

Professional Services Revenues

The increases in professional services revenues in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to the increase in the number of customers on the Jive Platform over the same period, as well as the increase in professional services revenues related to version upgrade services and strategic consulting for existing customers.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three and nine-month periods ended September 30, 2014 increased $0.1 million and $1.0 million, respectively, compared to the same periods in 2013.

Cost of Revenues and Gross Margins

Cost of Revenues: Products

	Three Months Ended September 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: products	$11,175	$9,034	$2,141	23.7%
Products gross margin	73.5%	73.0%

	Nine Months Ended September 30,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: products	$31,931	$27,786	$4,145	14.9%
Products gross margin	73.1%	71.0%

The increases in cost of revenues for products in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to the increases in products revenues and included the following:

•	a $0.7 million and a $2.7 million increase, respectively, in salaries and benefits, including a $0.4 million increase in stock-based compensation during the nine-month period;

•	a $0.6 million and a $1.0 million increase, respectively, in third-party royalties;

•	a $0.3 million increase in hosting services during the three-month period;

•	a $0.4 million increase in depreciation expense during the nine-month period;

•	a $0.2 million and a $0.5 million increase, respectively, in rent expense; and

•	a $0.3 million and a $0.4 million increase, respectively, in miscellaneous costs.

The increases noted above were partially offset by a $0.9 million decrease in third-party hosting services for the nine-month period as we transitioned from a third-party data center to our internally managed data centers.

The increases in products gross margin in the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013 were driven by revenue growth increasing at a greater rate than our costs and by cost efficiencies gained through utilization of our internally managed data centers.

Cost of Revenues: Professional Services

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Cost of revenues: professional services	$6,060	$4,851	$1,209	24.9%
Professional services gross margin	(36.5)%	(24.3)%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Cost of revenues: professional services	$17,399	$12,914	$4,485	34.7%
Professional services gross margin	(40.0)%	(19.9)%

The increases in cost of revenues for professional services in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to:

•	a $0.6 million and a $2.8 million increase, respectively, in salaries and benefits, including a $0.1 million and a $0.4 million increase, respectively, in stock-based compensation;

•	a $0.6 million and a $1.5 million increase, respectively, in third-party sub-contracting fees; and

•	a $0.2 million increase in other miscellaneous costs for the nine-month period.

The decreases in professional services gross margin in the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013 were primarily due to decreases in billable utilization as we continued to shift the focus of our professional services organization to strategic consulting, user adoption and enablement, as well as customer migrations to Jive Cloud. The improved standard functionality of our offerings has resulted in the need for fewer technical customizations. In addition, an increase in third-party sub-contracting fees has negatively impacted gross margin, as our net realizable margins are lower when utilizing third-parties to manage our services backlog.

Research and Development

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Research and development	$13,608	$14,957	$(1,349)	(9.0)%
Percentage of total revenues	29.2%	40.0%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Research and development	$39,496	$41,383	$(1,887)	(4.6)%
Percentage of total revenues	30.1%	38.9%

The decreases in research and development expenses in the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013 were primarily due to:

•	a $0.8 million and a $0.6 million decrease, respectively, in salaries and benefits, which included a $1.5 million and a $1.2 million decrease, respectively, in stock-based compensation;

•	a $0.2 million and a $0.6 million decrease, respectively, in third-party consulting fees;

•	a $0.1 million and a $0.3 million decrease, respectively, in corporate allocation costs; and

•	a $0.2 million and a $0.4 million decrease, respectively, in other miscellaneous costs.

Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to software development costs. We capitalized $0.9 million and $5.9 million of such costs in the three and nine-month periods ended September 30, 2014, which represented increases of $0.2 million and $4.4 million, respectively, compared to the same periods in 2013. These costs otherwise would have been recognized as research and development salaries and benefits expenses. Subsequent to July 2014, we did not, and will no longer, capitalize these costs which will drive increased research and development costs as such costs will be recognized in the period they are incurred. We anticipate the products related to the capitalized costs to be commercially released between the fourth quarter of 2014 and the second half of 2015. The capitalized amounts will be amortized over their estimated useful life once the related product is placed into service.

Sales and Marketing

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Sales and marketing	$21,696	$20,804	$892	4.3%
Percentage of total revenues	46.6%	55.7%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Sales and marketing	$66,855	$60,148	$6,707	11.2%
Percentage of total revenues	51.0%	56.5%

The increases in sales and marketing expenses in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to:

•	a $1.0 million and a $5.6 million increase, respectively, in salaries and benefits, including a $0.4 million decrease and a $1.6 million increase, respectively, in stock-based compensation;

•	a $0.4 million and a $0.5 million increase, respectively, in marketing expenses;

•	a $0.4 million increase in third-party consulting fees for the nine-month period; and

•	a $0.5 million increase in facilities overhead for the nine-month period.

The increases noted above were partially offset by a $0.5 million and a $0.3 million decrease, respectively, in other miscellaneous costs.

General and Administrative

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
General and administrative	$6,161	$6,202	$(41)	(0.7)%
Percentage of total revenues	13.2%	16.6%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
General and administrative	$18,994	$18,149	$845	4.7%
Percentage of total revenues	14.5%	17.0%

General and administrative expenses in the three-month period ended September, 30 2014 remained consistent with the same period in 2013 as there were no significant changes in salaries, recruiting fees or other miscellaneous costs.

The increases in general and administrative expenses in the nine-month period ended September 30, 2014 compared to the same period of 2013 was primarily due to:

•	a $2.3 million increase in salaries and benefits, including a $1.1 million increase, in stock-based compensation;

•	a $0.6 million increase in rent; and

•	a $0.4 million increase in subscription services.

The increases noted above were partially offset by:

•	a $0.9 million decrease in third-party recruiting fees;

•	a $0.7 million decrease in legal fees;

•	a $0.5 million decrease in facilities allocation; and

•	a $0.4 million decrease in other miscellaneous costs.

Other Income (Expense), net

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Other income (expense), net	$155	$(187)	$342	182.9%
Percentage of total revenues	0.3%	(0.5)%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2014	2013
Other income (expense), net	$(42)	$(345)	$303	87.8%
Percentage of total revenues	(0.0)%	(0.3)%

The improvements in other income (expense), net in the three and nine-month periods ended September 30, 2014 compared to the same periods of 2013 were primarily due to an increase in foreign currency gains.

Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013
Provision for (benefit from) income taxes	$164	$29
Percentage of loss before income taxes	1.4%	0.2%

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Provision for (benefit from) income taxes	$350	$(1,186)
Percentage of loss before income taxes	0.8%	(2.2)%

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

The tax benefit in the nine-month period ended September 30, 2013 related to the release of valuation allowance in connection with the recording of deferred tax liabilities associated with an acquisition.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Cash flows provided by (used in) operating activities	$(1,606)	$1,275
Cash used in investing activities	(7,481)	(11,633)
Cash provided by (used in) financing activities	(2,200)	4,037

Decrease in cash and cash equivalents	$(11,287)	$(6,321)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at September 30, 2014 consisted of $27.2 million of cash and cash equivalents, $71.0 million of short-term marketable securities and $31.0 million of non-current marketable securities. As of September 30, 2014, $1.3 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from September 30, 2014.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was negative $9.5 million in the first nine months of 2014. We expect free cash flow for the full year 2014 to be between negative $15 million and negative $20 million.

Cash Flows from Operating Activities

Cash flows used in operating activities were $1.6 million during the first nine months of 2014 compared to cash flows provided by operating activities of $1.3 million in the first nine months of 2013. The decrease in cash flows generated from operating activities primarily resulted from increases in accounts receivable and deferred revenue balances, which were partially offset by a lower net loss. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $1.6 million of cash used in operating activities in the first nine months of 2014 resulted from our net loss of $44.1 million, partially offset by net non-cash charges of $38.6 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net decreased $8.8 million to $50.0 million at September 30, 2014 compared to $58.8 million at December 31, 2013, primarily as a result of an $8.7 million decrease in total billings in the third quarter of 2014 compared to the fourth quarter of 2013, primarily due to the seasonality of our business, while days billings outstanding remained flat at 92 days at September 30, 2014 and December 31, 2013. Partially offsetting the decrease in total billings during the third quarter of 2014 was a $2.0 million of 2014 in invoices that were billed and collected in the same period compared to the fourth quarter of 2013.

Prepaid expenses and other current assets increased $5.9 million to $15.2 million at September 30, 2014 compared to $9.4 million at December 31, 2013, primarily due to the timing of payments for annual contracts.

Accounts payable increased $0.9 million to $6.8 million at September 30, 2014 compared to $6.4 million at December 31, 2013, due to the timing of payments, partially offset by $0.5 million of fixed asset purchases remaining in accounts payable as of September 30, 2014.

Accrued payroll and related liabilities decreased $0.9 million to $6.6 million at September 30, 2014 compared to $7.5 million at December 31, 2013. This decrease is primarily due to a decrease in accrued commissions of $1.6 million being partially offset by a $0.6 million increase in accrued bonuses.

Deferred revenue decreased $0.2 million to $147.2 million at September 30, 2014 compared to $147.3 million at December 31, 2013, primarily due to a decrease in billings in the third quarter of 2014 compared to the fourth quarter of 2013 due to the seasonality of our business. The current portion of deferred revenue increased $2.4 million at September 30, 2014 compared to December 31, 2013, while the non-current portion decreased $2.5 million at September 30, 2014 compared to December 31, 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment, primarily related to the build out of our data centers, and payments for intangible assets and acquisitions. We utilized $7.5 million in net investing activities in the first nine months of 2014, which included $7.9 million used for purchases of property and equipment and $0.4 million provided by sales and maturities of marketable securities, net purchases.

We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in all of 2014, primarily for the continued expansion of our internally managed data centers, as well as capitalized research and development expenses related to software development costs that were incurred through the third quarter. Additionally, in the first nine months of 2014, we entered into operating leases to procure a portion of the equipment required to scale our data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of borrowings and repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises. Cash used in financing activities of $2.2 million in the first nine months of 2014 resulted from $1.8 million in principal payments on our term debt and $1.6 million in taxes paid related to the net settlement of equity awards, as well as $0.6 million used to pay the acquisition date fair value of StreamOnce earnout. The post-acquisition date accretion of the StreamOnce earnout in the amount of $0.1 million was also paid and is included in cash flows from operations. These payments were partially offset by $1.7 million in cash receipts related to stock option exercises.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At September 30, 2014, we had $0.9 million of outstanding letters of credit, no revolving loans outstanding and $6.6 million of term loans outstanding at an interest rate of 1.98% and we were in compliance with all financial and restrictive covenants.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our platform and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings, including additional communities, modules, users or page views or professional services. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We also invest various resources targeted at expanding the utilization rates of our platform. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business will suffer.

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

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, services and the general and administrative functions. In the last three months, we announced the resignations of our Chief Executive Officer, Senior Vice President of Worldwide Sales, Executive Vice President, Products, and Executive Vice President of Engineering and the related transition of such executives’ roles and responsibilities to other members of senior management. If the new members of executive management do not successfully transition into their new positions, it could negatively impact our business. From time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform and other solutions.

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

The market for enterprise collaboration software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone software providers, such as Lithium Technologies, Inc., whose primary product is focused on providing external communities to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications, or our competitors may enter into strategic alliances with each other, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc., an early stage private company that provides social networking capabilities to enterprise customers, and, in June 2013, Oracle and salesforce.com announced a new strategic partnership to integrate their cloud applications. To the extent that our competitors are successful in combining these social networking capabilities with their existing products, we could experience increased competition, which could adversely affect our billings, revenues and margins.

Some of our competitors offer their solutions at a lower price or at no incremental cost, which has resulted in pricing pressures and increased competition. If we are unable to price our solutions appropriately, our operating results could be negatively impacted. In addition, lower margins, pricing pressures and increased competition generally could result in reduced sales and billings, losses or the failure of our platform to achieve or maintain more widespread market acceptance, any of which could harm our business. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. Certain current competitors have been, and current or potential competitors may be, acquired by third parties with greater available resources and as a result of such acquisitions, might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their solutions, initiate or withstand substantial price competition, take advantage of other opportunities more readily or develop and expand their offerings more quickly than we do. If we are unable to compete effectively for a share of our market, our business, operating results and financial condition could be materially and adversely affected.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

•	the renewal rates for our platform;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billings, composition of billings for professional services, amount of multi-year prepayments, amount of non-renewable perpetual license billings and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	changes in the mix of our revenue derived from internal and external communities;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new features to our platform;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our platform;

•	changes in our go-to-market strategy;

•	the success of our sales efforts through independent partners;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over government-sponsored electronic surveillance activities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill, other long-lived asset or capitalized software development cost impairment;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future state and local sales tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

We sell our platform primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 24%, 23%, 23% and 21% of our total revenues in the first nine months of 2014 and in the fiscal years ended December 31, 2013, 2012 and 2011, respectively. As we continue to expand sales of our Jive Platform to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

From January 2011 through September 30, 2014, we completed six acquisitions. We may, in the future, acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of these or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

We have incurred losses in each of the last six years and in 2014 to date, including a net loss of $44.1 million in the first nine months of 2014, $75.4 million in 2013, $47.4 million in 2012 and $50.8 million in 2011. At September 30, 2014, we had an accumulated deficit of $271.6 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team. This transition has required, and will continue to require, significant up-front capital expenditures and these costs and expenses may exceed the rate which realizes any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, we may find that these efforts are more expensive than we currently anticipate or that they may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Our internally managed data hosting facilities expose us to additional risks which could result in operational inefficiencies, increase our costs and ultimately have a negative impact on our business.

In 2013, we completed the transition of our hosting services to internally managed hosting facilities in both the United States and Europe. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, or other unanticipated problems, could result in lengthy interruptions in our service, which would materially impact our customers’ use of our offerings and may result in financial penalties for which we will be directly and solely responsible.

In addition, we are subject to other risks and challenges inherent in managing the infrastructure that hosts our customer communities, including any failure to properly plan for our infrastructure capacity requirements and our inability to obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments, including those pertaining to uptime and security.

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

If our internal or third-party vendors’ security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our hosting operations involve the storage and transmission of customer data. In certain circumstances, we use third-party providers to assist in these operations for certain lines of our business. Security breaches or unauthorized access to customer data that we or our third-party hosting providers host could result in the misuse or loss of this information, litigation, indemnity obligations, regulatory fines and penalties and other liabilities.

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

While we and our third-party vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. The frequency, severity and sophistication of these cyber attacks or other intentional misconduct by computer hackers has increased in recent periods. If any such security breaches were to occur, it could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, information covered by the Health Insurance Portability and Accountability Act of 1996, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

As described above, some of our lines of business rely on certain third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, any security or privacy breaches, or any failures in data collection could expose us to liability and harm our business and reputation. A security incident at any third-party hosting facility may compromise the confidentiality, integrity or availability of customer data.

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

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative or mitigation measures or to detect any such security breaches in a timely manner. If an actual or perceived breach of our security occurs, the event could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our reputation and our operating results.

In addition, through the APIs we make available to our technology partners and through our add-on modules we produce our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

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

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 683 at September 30, 2014 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. Further, at September 30, 2014, we were under examination in Israel for the years ending December 31, 2010, 2011 and 2012.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1*	Amended and Restated Change of Control and Retention Agreement for John McCracken dated January 13, 2014.

10.2*	Transition Agreement, dated November 3, 2014, by and between the Company and Anthony Zingale.

10.3*	Amended and Restated Offer Letter, dated November 3, 2014, by and between the Company and Elisa Steele.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

(1)	Incorporated by reference to Exhibit 3.2 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: November 6, 2014	/s/ ANTHONY ZINGALE
Anthony Zingale
Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)