Form 10-K
period 2014-12-31
Jive Software, Inc.
filed 2015-02-27
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $370.0 million computed by reference to the last sales price as reported by the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2015 was 74,395,022 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Stockholders’ Meeting are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

JIVE SOFTWARE, INC.

2014 FORM 10-K ANNUAL REPORT

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

Overview

We were incorporated in Delaware in February 2001, with a mission to empower people and organizations to connect, communicate and collaborate in order to improve the way work gets done. We believe that our products drive top line revenue growth and cost savings by unleashing creativity, driving innovation and improving productivity through increased involvement and collaboration within the enterprise, and through engagement with customers and partners. We believe that, just as consumer applications have changed the way we live, business applications must evolve with technology to support the more modern ways we live and work today.

We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Our products are intuitive, easy to use, flexible and scalable. Through our products we enable people to do their best work with technology that adapts to their way of working.

Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship with their employees, customers and partners. Our customers use our products across broad business use cases, such as strategic alignment, that involve all employees, as well as functional use cases that improve the results of specific business activities such as customer service and support.

Our software has been recognized as a leading platform by industry analysts. Gartner has again recognized us as a market leader in their report, the “Magic Quadrant for Social Software in the Workplace,” released in the third quarter of 2014.

Our traditional enterprise software product offerings, based on the Jive platform (the “Jive Platform”), are provided to customers as cloud based or on-premise solutions.

We sell our products primarily through a direct sales force, both domestically and internationally. As of December 31, 2014, we had 950 customers.

2014 Highlights and Recent Developments

In 2014, we released strategic integrations of our Jive Platform products with Cisco, Microsoft and Google to bring the best collaboration and communication tools into a single integrated experience for end-users.

•	Cisco. In May 2014, Jive and Cisco announced a strategic partnership that allows Cisco to re-sell Jive Platform products to their customers as well as product integrations between Jive and Cisco’s Jabber and WebEx communication products.

•	Microsoft. In September 2014, Jive announced integration with Office 365. Jive delivered connectors for Outlook Online, Office Online, SharePoint Online and OneDrive for Business. The new connectors complement our existing integrations for Microsoft Office, Outlook and SharePoint and provide Jive customers with flexibility regarding how they transition from on-premise Microsoft products to Office 365.

•	Google. In October 2014, Jive announced a connector for Google Docs, extending our existing connectors for Google Drive and Gmail to provide a suite of integrations to Google for Work customers.

Throughout 2014 and continuing in early 2015, we introduced new capabilities and numerous feature enhancements to our products.

Major enhancements to our products introduced over the last year included: Corporate News, which allows companies to drive strategic alignment and collect feedback from employees around key communications; a new responsive-web user experience for mobile end-users; a new, scalable search back-end to support the highest-traffic communities; new or improved integrations as described above with Microsoft, Google and Cisco that further enhance Jive as the hub of users’ communication and collaboration work lives; significant performance improvements in our software; and major enhancements to our developer APIs. We also implemented changes to our products and services to address certain customer requirements, including making improvements to our records retention and disaster recovery services, as well as obtaining Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), Gramm-Leach-Bliley Act (“GLBA”) and ISO 27001:2013 certifications.

In early February 2015, we announced the planned launch of three new workstyle-focused applications built around employees’ mobile work habits:

•	Jive Daily. A modern, mobile employee communications and strategic alignment solution which launched in late February 2015.

•	Jive Chime. A frictionless, real-time messaging solution for co-workers available on mobile devices and desktops.

•	Jive People. An enhanced, dynamic company directory to identify and connect with colleagues on the go.

The Jive workstyle mobile applications are built on a unified architecture and will be capable of use by users both independently or together as a suite of products.

On February 10, 2015, we announced that our board of directors appointed Elisa Steele as Jive’s Chief Executive Officer and a Director of Jive as of February 9, 2015. In addition to her appointment as Chief Executive Officer, Ms. Steele will continue to serve as President of Jive.

Jive Platform Offerings

As we have described above, we deliver products that allow companies to connect, communicate and collaborate more effectively with employees, customers and partners. Our products provide the innovation, creativity and ease of use found in consumer applications combined with the security, flexibility and scalability necessary for enterprise deployment. The Jive Platform product offerings are delivered in two key configurations, Jive Internal (Jive-n) for employee networks and Jive External (Jive-x) as a platform for public communities. These products can be expanded by adding optional modules, as well as connectors into existing enterprise systems and applications. Our Jive Platform products can also be extended to integrate cloud and customer-built applications through published application programming interfaces (“APIs”).

Business Benefits

•	Improve corporate communication and strategic alignment. Our products help our customers to improve and accelerate company communication and alignment. They increase the flow of ideas, recommend the most relevant content and deliver a comprehensive set of analytics that measure business impact.

•	Improve employee productivity. Our centralized collaboration products and proprietary recommendation engine leverages relationships, expertise and areas of interest to efficiently connect employees with one another, simplify the process of finding people and information and substantially reduce duplicate tasks. Employees can also collaborate more effectively through sharing and commenting using our platform and leveraging our integrations with legacy business applications.

•	Enhance revenue opportunities. Our products help our customers to create and manage external communities, which can increase brand awareness, attract new customers, inspire new product ideas and deliver referrals to sales teams. Internal communities can also make our customers’ sales representatives more efficient by quickly connecting them with relevant information and expertise within the enterprise.

•	Lower operational costs. Our products help our customers reduce operating costs via communication efficiencies and improved knowledge management. Externally, our solution enables our customers to provide more effective and efficient support communities while significantly reducing customer support infrastructure expenses, including call centers. Internally, our solution can replace or supplement aging intranets to reduce information discovery time for end-users, reduce ramp time for new hires and increase employee efficiency.

•	Increase customer retention. We enable enterprises to strengthen connections to their customers by establishing communities to support their end-users and enable their end-users to interact with each other. This support and interaction allows our customers to more quickly and effectively process end-user queries and feedback.

Core Platform Capabilities and Features

The Jive Platform includes the following capabilities and features:

•	Social networking capability. Our platform enables rich social profiles, visual enterprise directories, connections and expertise identification. Users can easily find, follow and access both people and data through structured spaces, including public and private social groups and projects. This provides users with up to the minute access to relevant and critical information.

•	Comprehensive communication environment. Our platform enables corporate news, blogging, micro-blogging, discussions, content creation and direct messaging and aggregates these familiar methods of social communications into both streams and a social inbox to allow users to find relevant information quickly and easily.

•	Engaging social features. Our platform provides a streamlined and intuitive user interface and enables commenting, sharing Web bookmarks, “liking”, reviews and rating capabilities designed to capture the attention of a user and drive interaction and adoption.

•	Reputation and recognition. Our platform provides a variety of mechanisms for users to be recognized for their contributions to the community and to proactively build their reputations, including community status leaderboards, user achievement badges and trending people and content.

•	Content and collaboration. Our platform includes wikis, document sharing, an easy-to-use rich text editor and full-fidelity rendering of Microsoft Office documents and PDFs with inline commenting, allowing users to collaborate in real-time. Our platform enhances collaboration by allowing users to control access to content at the individual, group or document level.

•	Search. Our platform includes advanced search capabilities to locate relevant people, content and groups using information captured in the enterprise social graph, such as users’ unique skills or profile information.

•	External groups. Our platform enables an enterprise to expand its operating ecosystem, bringing discussions and questions in external communities back into the enterprise and allows internal users to create an external group for secure, private and ad-hoc collaboration with non-employees.

•	Security. Our platform allows customers to control access to specific content and groups. In addition, it is designed to take advantage of and integrate with existing security and authentication systems.

•	Connections to enterprise systems. Our platform can integrate with numerous enterprise systems, such as customer relationship management, enterprise resource planning, software configuration management or product lifecycle management systems, via our APIs.

•	Readily deployable and configurable. Our platform was developed to facilitate easy deployment with familiar interfaces. We offer our customers the ability to configure our solutions to deliver the specific functionality and user experience they want for their end-users along with and the ability to modify the look and feel of our solutions to conform to their branding or other requirements.

Recommendations

The Jive recommendation engine is an innovative user interface that makes it easy to track, consume, manage and filter critical business information, communications and actions. A key component is a highly tuned enterprise activity stream that enables users to rapidly access, discover and interact with conversations, content and decisions. Our noise filtering capability addresses the challenges of information overload, helping users focus on mission critical and timely information. Additionally, the recommendation engine draws on real-time intelligence derived from the enterprise social graph to predict and recommend content, people and groups to users, based upon employee roles, positions and previous communications.

Integration and Extension

The Jive Platform is a communication and collaboration hub, bringing together information and conversations from many different systems. In addition to the many integrations included with the Jive Platform, Jive provides extensive capabilities for integrating our platform with other systems. Jive provides rich developer APIs and tools that enable bi-directional exchange of content, conversation, streams and data between Jive and other systems. Many third-party developers have created commercial integrations that are available in the Jive Add Ons directory. Further, the APIs and developer tools are available for in-house IT teams to integrate and extend our platform based on company-specific requirements.

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

Product Modules

Jive offers additional functionality in modules built to integrate with the Jive Platform products.

Enterprise Integrations. Jive provides several pre-built integrations with common content management applications, communication systems and systems of record, including the following:

•	Microsoft Outlook. Enables users to interact with our platform from the familiar interface of Microsoft Outlook. Users can see activity streams and social profiles, comment on documents and blog posts and create status updates and discussions, from within Microsoft Outlook. Users can also turn email threads into discussions and post email attachments directly to our platform. Users can use the search feature to include people, emails, appointments and attachments from Microsoft Outlook, as well as documents and discussions from the Jive Platform.

•	Microsoft Office. Users can collaborate on Microsoft Office documents, including simultaneously co-authoring across different Microsoft Office versions, publishing content directly to our platform and participating in document discussions from directly within Microsoft Word, PowerPoint or Excel.

•	Jive StreamOnce. Jive StreamOnce automatically feeds information into Jive from a wide range of sources such as email, activity streams, social media and content apps, consolidating streams in one place. Users can see and respond to these streams directly from the Jive Platform.

•	Content management systems. Content management systems, such as Microsoft SharePoint, can be integrated into our platform so that content can be shared across our platform and these systems. Users can search our platform and content management systems simultaneously and can access our social capabilities from within these systems.

•	Enterprise IM. Enterprise instant messaging systems, such as Microsoft Lync, can be integrated into our platform.

•	Jabber and Webex. Through Jive’s partnership with Cisco, users can obtain product integrations between Jive and Cisco’s Jabber and WebEx communication products.

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

Jive Resonata. For our Jive-x Platform, Jive Resonata analyzes the activity in a Jive-x customer community and reveals the sentiments, behaviors and motivations that drive participation and satisfaction. It identifies a community’s champions and detractors, tracks trends and spots emerging problems.

Records Retention. Records Retention helps customers meet legal and compliance requirements in regulated industries. With Records Retention, customers can integrate the Jive product with their own retention and e-discovery systems.

Video. The Jive Platform includes the ability to embed videos in different content types and to create a secure video storage, management and streaming service as part of an internal or external community.

Professional Services and Customer Support

Our professional services team provides a range of offerings including strategy consulting, project management, technical expertise, and education and training. Our team can lead the design, implementation and launch of the Jive Platform and seeks to ensure that our solution meets the design and implementation parameters established by our customers with clear, measurable business benefits. We also provide post-launch support and on-going assistance to encourage and facilitate adoption within the enterprise.

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

Our support team is staffed with experienced support specialists and engineers who have experience with the software systems with which our products integrate. We engage in regular training and certification processes as new products and technologies are introduced.

Our basic deployment includes “Silver Level” support. Our customers may contract for increased levels of support (“Gold Level” or “Platinum Level”), which provide for higher required service levels for reduced response times as well as additional support services.

Technology and Operations

Our product portfolio brings the Jive experience to a broad set of platforms and applications and is designed to bring powerful communication capabilities and valuable context to users, regardless of where or how they are working. Our platform can be accessed from mobile phones, tablets and desktop computers; as a browser, Microsoft Office or SharePoint plugin; and through a rich set of REST, JavaScript and Objective C APIs. System integrators, third-party vendors and customers leverage our APIs to extend, customize and integrate with our platform.

Our core application is written primarily in Java and is designed to run on both public and private cloud deployments. It runs on the Linux operating system and is compatible with Microsoft SQL Server, MySQL, Oracle and PostgreSQL. In our public cloud, we are developing and porting an increasing portion of our features to multi-tenant architectures, many of which build upon the Hadoop family of technologies. Through connectivity to our cloud, private cloud deployments can also access such functionality, which including activity streams and mobile. The Jive Platform integrates with existing enterprise systems and can be extended with new functionality through the utilization of a broad set of APIs. These APIs facilitate the building of custom integrations to our platform.

In both our hosted and on-premise offerings, our customers can customize our platform to meet their enterprise requirements for branding and security, through customer-specific domain names, SSL encryption and other mechanisms.

We host our cloud and hosted offerings for hundreds of our customers and millions of end-users. We work with large data center vendors to provide the international foundation of our social business platform. Our enterprise-class hardware platforms provide high levels of performance, flexibility and security. We currently utilize multiple data center facilities located in North America and Europe. Each facility utilizes multiple network providers, as well as services to help ensure security, reliability, redundancy and performance. We maintain and operate additional facilities in geographically diverse locations for offsite backup storage and disaster recovery.

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

Sales and Marketing

We sell our platform primarily through our global direct sales organization. Our direct sales team is comprised of inside sales and field sales personnel who are organized by prospect company size and geographic regions, including North America, Latin America, Europe and Asia Pacific. We also work with channel partners, including resellers, implementation partners, leading global outsourcing vendors and system integrators. As of December 31, 2014, we had 195 employees in sales and marketing and we had more than 100 Jive Alliance Partners, including Cisco, who create referrals and resell our platform worldwide.

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

In addition, we host a periodic user conference, where current and potential customers participate in a variety of programs designed to help drive business results through the use of our platform. This conference features a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries. Attendees also gain insight into our recent product releases and enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Customers

We generally sell our platform and related services through our global sales organization directly to businesses, government agencies and other enterprises. As of December 31, 2014, we had 950 Jive Platform customers in diverse industries, including consulting services, education, financial services, healthcare, life sciences, manufacturing, retail, telecommunications and technology. No individual customer represented more than 10% of our total revenues in 2014, 2013 or 2012.

The following table sets forth a representative list of a selection of our largest customers by industry category:

Financial Services	Healthcare	Retail
The Bank of New York Mellon Fidelity Liberty Mutual Scotiabank Silicon Valley Bank	Aetna Allscripts Spectrum Health Trinity Health United Health Group	Adeo Services Barnes and Noble Burger King Corp Givaudan AG Ricoh Americas Corp

Technology	Telecommunications
Cisco FICO Hitachi Data Systems McAfee NetApp	Alcatel-Lucent Motorola Solutions Sprint T-Mobile Verizon

Research and Development

We base a meaningful amount of our product development on the needs of our customers. We work closely with our user community to continually improve and enhance our platform through organic development and the acquisition of new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. Our online Jive Community is made available to our customers to allow them to suggest, collaborate on and vote on new features and functionality. This input is utilized in many of our development plans and provides valuable customer insight that we use to establish the priorities of our engineering team. We also incorporate feedback from our employees, all of whom use our products daily and test alpha versions before each major release.

We also focus our research and development efforts on rapidly delivering new products and upgrades of our existing products to our customers. We leverage open source technology wherever appropriate and contribute many of the improvements we make back to the open source community. We maintain healthy code and adhere to sound engineering practices to ensure a fast pace of development. We have teams dedicated to developing and testing innovative new products and users experiences, advancing our core architecture and improving the speed and completeness of our automated continuous integration pipeline.

As of December 31, 2014, we had 189 employees in research and development.

Competition

The overall market for social business platform solutions is rapidly evolving and highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft and IBM, enterprise software application providers which are adding social features to their existing applications, such as salesforce.com, inc., and smaller specialized software vendors. In addition, Facebook has recently announced plans to launch Facebook@Work to provide an enterprise version of its social network service and LinkedIn has also announced its intention to provide an enterprise-based offering. Our primary competition for internal communities currently comes from established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. Additionally, we compete with smaller companies who may be able to adapt better to changing conditions in the market. Our primary competition for our Jive-x external community solution comes from smaller, privately held software vendors.

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

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name reservations to protect our intellectual property. We have only recently begun to implement a strategy to seek patent protections for our technology and processes. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. As of December 31, 2014, we had 18 pending U.S. patent applications.

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

Employees

As of December 31, 2014, we had 658 regular full-time employees, including 47 in hosting, 68 in support, 82 in professional services, 189 in research and development, 195 in sales and marketing and 77 in general and administrative roles. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Segments

We sell a single platform, have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we operate in a single reporting segment, software sales and services.

Geographic Information

See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of our customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity has historically resulted in the value of invoices that we generate in the fourth quarter to increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our first quarter has become our largest quarter for collections and operating cash flow. We expect this trend to continue in future years.

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

Our operations and financial results are subject to various risks and uncertainties including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the market price of our common stock could decline.

Risks Related to our Business and Industry

Our future growth is, in large part, dependent upon the widespread adoption of collaboration software by enterprises and it is difficult to forecast the rate at which this will happen.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We have limited historical data with respect to rates of customer renewals, so we may not accurately predict future renewal trends. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to deploy our products in the public cloud. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the upfront expenses associated with our sales and implementation efforts. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by future incremental revenues and cash flow.

In order for us to improve our operating results, it is important that our customers make additional significant purchases of our functionality and offerings, including additional communities, modules, users or page views or professional services. If our customers do not purchase additional functionality or offerings, our revenues may grow more slowly than expected. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We also invest various resources targeted at expanding the utilization rates of our products. There can be no assurance that our efforts would result in increased sales to existing customers, or upsells, and additional revenues. If our efforts to upsell to our customers are not successful, our business will suffer.

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

We depend on key personnel and our senior management team to run our business, and the loss of one or more key employees or the inability of replacements to quickly and successfully perform in their roles could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. In the last six months, we announced the resignations of our Chief Executive Officer, Senior Vice President of Worldwide Sales, Executive Vice President, Products, and Executive Vice President of Engineering and the related transition of departed executives’ roles and responsibilities to new and existing members of the senior management team and the announcement of a new Chief Executive Officer. If the new members of executive management do not successfully transition into their new positions, it could negatively impact our business and potentially prevent us from implementing a successful business plan in a timely manner. From time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform and other solutions.

Our personnel do not have employment arrangements that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

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

Because we generally recognize revenues from subscriptions for our products ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

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

The market for enterprise collaboration software is intensely competitive, and if we do not compete effectively, our business will be harmed.

The market for enterprise collaboration software is highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation and IBM Corporation, both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings, including salesforce.com, inc. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone privately held software providers, whose primary products are focused on providing external communities to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications. For example, Facebook has recently announced plans to launch Facebook at Work to provide an enterprise version of its social network service and LinkedIn has also announced its intention to provide an enterprise-based offering. In addition, our competitors may enter into strategic alliances with each other, resulting in increased competition. For example, in June 2012, Microsoft Corporation acquired Yammer, Inc. and, in June 2013, Oracle and salesforce.com announced a strategic partnership to integrate their cloud applications. To the extent that our competitors are successful in combining these social networking capabilities with their existing products and to the extent social and professional networking providers are able to adapt their solutions to the enterprise collaboration market, we could experience increased competition, which could adversely affect our billings, renewal rates, revenues and margins.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

•	the renewal rates for our products;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions,

rate of renewals, timing of renewal billings, composition of billings for professional services, amount of multi-year prepayments, amount of non-renewable perpetual license billings and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	changes in the mix of our revenue derived from internal and external communities;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new products and product features;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our products;

•	changes in our go-to-market strategy;

•	the success of our channel partners and strategic partners in reselling our products;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over government-sponsored electronic surveillance activities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill, other long-lived asset or capitalized software development cost impairment;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future foreign, state and local sales and income tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 24%, 23% and 23% of our total revenues in the fiscal years ended December 31, 2014, 2013 and 2012, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	continued localization of our platform, sales collateral and legal agreements, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the UK Anti-Bribery Act;

•	international customers’ potential reluctance to do business with U.S. companies who host content and data as a result of concerns around alleged data monitoring activities by the United States National Security Administration (the “NSA”);

•	regional data privacy laws that apply to the processing of personal information, particularly those focused on the transmission of our customers’ data across international borders;

•	ability to provide local hosting, consulting and support services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	regional economic and political conditions;

•	disruption as a result of the obligation of certain of our personnel in Israel to perform military service; and

•	security concerns such as civil or military unrest and terrorist activities.

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

We have incurred losses in each of the last seven years, including a net loss of $56.2 million in 2014, $75.4 million in 2013 and $47.4 million in 2012. At December 31, 2014, we had an accumulated deficit of $283.7 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team and the costs and expenses associated with this transition may exceed the rate at which we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, the transition may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, and we may have to delay revenue recognition for some of the more complex transactions, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our products. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to target our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our products and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

In the future, we may need to expand our hosting operations at a more rapid pace than we have in the past, spend substantial amounts to purchase or lease data centers and equipment, upgrade our technology and infrastructure to handle increased customer demand and introduce new solutions. For example, if we secure a large customer or a group of customers which require significant amounts of bandwidth, storage or computing power to enable their communities, we may need to increase bandwidth, storage, server deployments, electrical power or other elements of our hosting operations and our existing systems may not be able to scale in a manner satisfactory to our existing or prospective customers. In addition, our sales expansion strategies in Asia and Latin America may require us to set up or partner with hosting providers in those regions, and we may have to spend substantial amounts to purchase or lease new data centers and equipment. Any such expansion could be expensive and complex and result in inefficiencies or operational failures and could reduce our margins.

If our internal or third-party vendors’ security measures are breached or unauthorized access to customer data is otherwise obtained, our solutions may be perceived as not being secure, customers may reduce the use of or stop using our solutions and we may incur significant liabilities.

Our hosting operations involve the storage and transmission of customer data. In certain circumstances, we use third-party providers to assist in these operations for certain lines of our business. Security breaches or unauthorized access to customer data that we, or our third-party hosting providers, host could result in the misuse or loss of this information, litigation, indemnity obligations, regulatory fines and penalties and other liabilities.

Many of our customer and partner contracts provide that we assume full responsibility and will indemnify our customers for data privacy or security breaches or unauthorized access of customer data. If such a breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential customers. These risks increase as the adoption of our cloud-based products by enterprise customers increase.

While we and our third-party vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. The frequency, severity, sophistication and public awareness of these cyber attacks or other intentional misconduct by computer hackers increased in 2014. If any such security breaches were to occur, it could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, information covered by HIPAA, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative or mitigation measures or to detect any such security breaches in a timely manner. If an actual or perceived breach of our, or our third-party vendors, security occurs, it could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our reputation and our operating results.

In addition, through the APIs we make available to our customers and technology partners and through our add-on modules we deliver our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

Because our platform could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit sales of our platform.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control and deletion of personal information. In the United States, these include, without limitation, rules and regulations promulgated under the authority of the Federal Trade Commission, HIPAA and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we and our customers must comply. Many of these obligations are frequently modified or updated and require ongoing supervision. These obligations include, for example, the Data Protection Directive established in the European Union, European Directive 2002/58/EC (commonly known as the “EU Cookie Law”), laws and regulations of European Union member states, such as the German Federal Data Protection Act, and the Personal Data Protection Ordinance promulgated in Hong Kong.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws, regulations and standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner that is inconsistent with our data management practices or the technological features of our solutions. If so, in addition to the possibility of fines, investigations, lawsuits and other claims and proceedings, it may be necessary or desirable for us to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. We may be unable to make such changes or modifications in a commercially reasonable manner or at all. Any inability to adequately address privacy concerns, even if unfounded, or any actual or perceived failure to comply with applicable privacy or data protection laws, regulations, standards and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, standards and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our platform. Privacy concerns, whether valid or not valid, may inhibit market adoption of our platform particularly in certain industries and foreign countries.

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

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 658 at December 31, 2014 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The European Union also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the European Union, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. Additionally, various European Union member states have passed legislation addressing data privacy and security, such as the German Federal Data Protection Act. Several other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997.

Given the variety of global privacy and data protection regimes, as well as their uncertain interpretation and application, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the European Union. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions, require implementation of additional technological safeguards and reduce the demand for our enterprise collaboration software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations which can impose significant risk of termination and financial penalties if we fail to comply.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new enterprise collaboration software products by our competitors or new market entrants, the market acceptance of solutions or products based on new or alternative technologies, or the emergence of new industry standards could affect our ability to compete or potentially render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing enterprise collaboration software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the broad market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

Our platform must integrate with a variety of operating systems, software applications and hardware that are developed by others and, if we are unable to devote the necessary resources to ensure that our solutions interoperate with such software and hardware, we may fail to increase, or we may lose, market share and we may experience a weakening demand for our platform.

Our enterprise collaboration software platform must integrate with a variety of network, hardware and software platforms and cloud-based product suites, including Microsoft Office, and we need to continuously modify and enhance our platform to adapt to changes in Internet-related hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our platform, result in customer dissatisfaction and harm our business. If we are unable to respond in a timely manner to these changes in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing devices other than personal computers, such as mobile phones and other handheld devices, to access the Internet and corporate resources and conduct business. If we cannot effectively make our platform available on these mobile devices, we may experience difficulty attracting and retaining customers.

We derive a substantial portion of our revenues from a single software platform.

We have historically derived a substantial portion of our total revenues from sales of a single software platform, the Jive Platform, and related modules. As such, any factor adversely affecting sales of this platform, including product release cycles, market acceptance, product competition, performance and reliability, reputation, price competition, and economic and market conditions, could harm our business and operating results.

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

Despite testing prior to their release, software products frequently contain undetected errors, defects or security vulnerabilities, especially when initially introduced or when new versions are released. Errors in our products could affect the ability of our products to interoperate with other hardware or software products, impact functionality and delay the development or release of new solutions or new versions of solutions and adversely affect market acceptance of our products. The detection and correction of any bugs or security flaws can be time consuming and costly. Some errors in our platform and related solutions may only be discovered after installation and use by customers. Any errors, defects or security vulnerabilities discovered after commercial release or contained in custom implementations could result in loss of revenues or delay in revenue recognition, loss of customers or increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Our products have contained and may contain undetected errors, defects or security vulnerabilities that could result in data unavailability, data security breaches, data loss or corruption or other harm to our customers. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our solutions, result in unauthorized access to customer data, or fraudulently induce individuals to provide their log-in credentials. Actual or perceived security vulnerabilities in our products could result in contractual or regulatory liability, harm our reputation and lead some customers to cancel subscriptions, reduce or delay future purchases or use competitive solutions.

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

Our future growth may depend on our ability to enter into successful strategic relationships with third parties. For example, we are investing resources in building our indirect sales channel by establishing relationships with third parties to facilitate incremental sales and to implement and customize our platform. In addition, we are also establishing relationships with other third parties to develop integrations with compatible technology and content. These relationships may not result in additional customers or enable us to generate significant billings or revenues. Identifying partners as well as negotiating and documenting relationships with them requires significant time and resources. Our agreements for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues and billings could be impaired and our operating results would suffer. In particular, leveraging third-party reseller and referral partner relationships is important to our strategy to expand our presence in the Latin America and Asia Pacific regions. If these relationships are not successful it could impede our growth in revenues and billings.

Our use of open source technology could impose limitations on our ability to commercialize our products.

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

Although we monitor our use of open source software to avoid subjecting our products to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our products. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products will be effective. If we are held to have breached the terms of an open source software license, we could be required to seek licenses from third parties to continue offering our products on terms that are not economically feasible, to re-engineer our products, to discontinue the sale of our products if re-engineering could not be accomplished on a timely basis, or to make generally available, in source code form, our proprietary code, any of which could adversely affect our business, operating results and financial condition.

We, or our customers, may be sued by third parties for alleged infringement or misuse of their intellectual property.

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties for misuse of these rights. Additionally, within the United States in particular, non-practicing entities have significantly increased their activities of pursuing patent litigation against technology companies and their customers. As a result, companies such as Jive are increasingly required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon or misappropriating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own confidential information or certain intellectual property. In addition, as we continue to expand globally, we may need to increase our headcount and, in doing so, we may hire individuals from competing industries and companies. While we have implemented procedures designed to ensure that we do not receive confidential information from third parties in such situations third parties may believe that their former employees may misuse confidential information obtained during their previous employment which may lead to an increased risk of litigation related to claims of misuse or unauthorized use of such competitors’ proprietary information.

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

Adverse economic conditions or reduced information technology spending may adversely impact our business and operating results.

Our business depends on the overall demand for information technology. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business, financial condition and operating results. As global economic conditions continue to be volatile or economic uncertainty remains, trends in information technology spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions could adversely affect, our customers’ ability or willingness to purchase our enterprise collaboration software platform, and could delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could adversely affect our operating results. Our sensitivity to economic cycles and any related fluctuation in demand may have a material adverse effect on our business, financial condition and operating results.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in Palo Alto, California, a high portion of our technology and services personnel are located in our Portland, Oregon office. The West Coast, and California in particular, are active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In the event of a major earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyber attack, war or terrorist attack, we may be unable to continue our corporate operations and may endure system interruptions, reputational harm, loss of intellectual property, contractual and financial liabilities, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future operating results.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. Further, from August 2014 through December 2014, we were under examination in Israel for the years ending December 31, 2010, 2011 and 2012. The examination officially concluded as of December 26, 2014 and did not have a material financial impact.

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

Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act , enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management’s report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, result in additional dilution to our stockholders, increase expenses, disrupt our operations and harm our operating results.

We have in the past, and may in the future, acquire or invest in other businesses, products or technologies that we believe could complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. We cannot assure you that we will realize the anticipated benefits of our past acquisitions or any future acquisition. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Office Facilities	Number of Square Feet	Lease Expiration Date
Palo Alto, California headquarters	18,500	March 2020
Portland, Oregon	52,000	September 2018
San Francisco, California	7,000	November 2015
Boulder, Colorado	8,500	March 2016
United Kingdom	7,000	May 2018
Israel	5,000	September 2017

Data Centers
Arizona	*	December 2016
New Jersey	*	September 2016
Netherlands United Kingdom	* *	October 2015 March 2016

*	Immaterial

In addition to the above, we currently occupy a number of smaller sales and service offices around the world. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 13 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Payment Obligations” for information regarding our lease obligations.

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

Stock Price and Dividends

Our common stock, $0.0001 par value, trades on the NASDAQ Global Select Market, where its prices are quoted under the symbol “JIVE.” As of February 23, 2015 there were 76 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the eight quarters in the two-year period ended December 31, 2014 as regularly quoted on the NASDAQ Global Select Market:

2014	High	Low
Quarter 1	$11.28	$7.20
Quarter 2	8.65	7.03
Quarter 3	8.64	5.82
Quarter 4	6.93	5.33

2013
Quarter 1	$17.26	$13.65
Quarter 2	18.17	13.47
Quarter 3	18.21	12.27
Quarter 4	13.08	9.79

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

None.

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

	Base	Indexed Returns
	Period	Year Ended	Year Ended	Year Ended	Year Ended
Company/Index	12/13/11	12/31/11	12/31/12	12/31/13	12/31/14
Jive Software, Inc.	$100.00	$106.31	$96.54	$74.75	$40.07
NASDAQ Composite Index	100.00	101.00	117.06	161.93	183.62
NASDAQ Computer Index	100.00	100.12	112.61	148.59	178.13

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2014, 2013 and 2012, and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statement of operations data for fiscal 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012	2011	2010
Consolidated Statements of Operations Data
Revenues:
Products	$162,185	$131,507	$100,040	$65,265	$37,827
Professional services	16,508	14,256	13,626	12,020	8,441

Total revenues	178,693	145,763	113,666	77,285	46,268
Cost of revenues:
Products	43,494	37,419	30,240	21,689	9,870
Professional services	23,179	17,873	14,625	12,596	9,836

Total cost of revenues	66,673	55,292	44,865	34,285	19,706

Gross profit	112,020	90,471	68,801	43,000	26,562
Operating expenses:
Research and development	52,275	55,742	39,190	31,095	18,278
Sales and marketing	90,141	86,083	60,235	44,794	28,592
General and administrative	24,633	24,613	16,444	12,795	6,746

Total operating expenses	167,049	166,438	115,869	88,684	53,616

Loss from operations(1)	(55,029)	(75,967)	(47,068)	(45,684)	(27,054)
Total other income (expense), net(2)	14	(414)	(339)	(8,883)	(495)

Loss before income taxes	(55,015)	(76,381)	(47,407)	(54,567)	(27,549)
Provision for (benefit from) income taxes(3)	1,138	(1,010)	28	(3,763)	91

Net loss	$(56,153)	$(75,371)	$(47,435)	$(50,804)	$(27,640)

Basic and diluted net loss per common share	$(0.79)	$(1.12)	$(0.76)	$(1.95)	$(1.25)

Shares used in per share calculations	70,751	67,381	62,614	26,071	22,096

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Cost of revenues	$4,276	$3,450	$2,035	$544	$158
Research and development	10,642	14,133	6,250	2,644	528
Sales and marketing	10,852	10,614	4,970	3,918	823
General and administrative	7,138	6,557	4,954	3,316	1,895

Total stock-based compensation	$32,908	$34,754	$18,209	$10,422	$3,404

(2)	Non-cash expense recorded in other income (expense), net included $7.2 million and $0.2 million, respectively, in 2011 and 2010 related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we will not incur charges related to this warrant in periods subsequent to 2011.
(3)	Provision for (benefit from) income taxes in 2013, 2012 and 2011 includes tax benefits of $1.4 million, $0.3 million and $3.9 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of StreamOnce, Meetings.io, Producteev and OffiSync. See Note 10 of Notes to Consolidated Financial Statements.

	December 31,
Consolidated Balance Sheet Data	2014	2013	2012	2011	2010
Cash and cash equivalents	$20,594	$38,415	$48,955	$180,649	$43,348
Working capital	44,389	39,287	93,376	135,557	14,055
Total assets	262,857	275,935	282,280	258,342	77,540
Preferred stock warrants	—	—	—	—	264
Long-term obligations excluding deferred revenue	4,888	7,605	8,938	10,532	4,185
Redeemable and convertible preferred stock	—	—	—	—	57,561
Total stockholders’ equity (deficit)	76,597	96,234	129,858	150,719	(50,035)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our products are primarily sold on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from product subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 73.6% of revenues derived from the Jive Platform in 2014 compared to 71.1% in 2013. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we released a non-customizable version of our cloud based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In 2014, product revenues from all public cloud deployments represented 67.7% of total product revenues compared to 64.1% in 2013. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will continue to comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 76.0% of total revenues in 2014 compared to 77.3% in 2013. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

On May 1, 2014, we announced a strategic partnership with Cisco Systems, Inc. The partnership combines our Jive Platform with Cisco’s real-time communication technologies like WebEx and Jabber. As part of this agreement, Cisco and its reseller network are reselling our solutions as a fully integrated part of Cisco’s collaboration products, and the two companies are executing joint go-to-market and product engineering initiatives to drive additional adoption and innovation.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of our customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns and overall new business and renewal activity has historically resulted in the value of invoices that we generate in the fourth quarter to increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our first quarter has become our largest quarter for collections and operating cash flow. We expect this trend to continue in future years.

Non-GAAP Key Metrics

In addition to accounting principles generally accepted in the United States (“GAAP”) metrics, such as total revenues and gross margin, we also regularly review short-term billings and total billings, both non-GAAP measures, as well as the number of Jive Platform customers to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions.

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Total revenues	$178,693	$145,763
Deferred revenue, current, end of period	128,592	112,432
Less: deferred revenue, current, beginning of period	(112,432)	(87,698)

Short-term billings	$194,853	$170,497	$24,356	14.3%

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Total revenues	$145,763	$113,666
Deferred revenue, current, end of period	112,432	87,698
Less: deferred revenue, current, beginning of period	(87,698)	(62,329)

Short-term billings	$170,497	$139,035	$31,462	22.6%

Total Billings

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Total revenues	$178,693	$145,763
Deferred revenue, end of period	160,539	147,337
Less: deferred revenue, beginning of period	(147,337)	(117,047)

Total billings	$191,895	$176,053	$15,842	9.0%

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Total revenues	$145,763	$113,666
Deferred revenue, end of period	147,337	117,047
Less: deferred revenue, beginning of period	(117,047)	(77,826)

Total billings	$176,053	$152,887	$23,166	15.2%

We monitor short-term billings and total billings, non-GAAP measures, in addition to other financial measures presented in accordance with GAAP to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and they will help investors better understand the sales volumes and performance of our business.

Our uses of short-term billings and total billings have limitations as analytical tools, and should not be considered in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

•	short-term billings and total billings are not substitutes for total revenues, as billings are recognized when invoiced, while revenue is primarily recognized ratably over the contract term. Short-term billings can include fees paid for license terms greater than 12 months in prior periods that were previously recorded on our Consolidated Balance Sheets as a component of non-current deferred revenue and were reclassified in the current period as deferred revenue, current and therefore does not always reflect billings that occurred in the period;

•	total billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and, therefore, do not always closely match with the timing of delivery of support, maintenance and hosting services and the costs associated with delivering those services;

•	changes to the composition of current period short-term billings and total billings may impact the correlation of current period short-term billings and total billings to future period revenues;

•	short-term billings and total billings would not exclude any agreements that contain customer acceptance provisions or other contractual contingencies that would require deferral of revenue required under GAAP; and

•	other companies, including companies in our industry, may not use short-term billings or total billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

We consider short-term billings and total billings to be significant performance measures and leading indicators of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, most typically 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in total billings; but only the amount that will be recognized into revenue in the following 12 month period would be included in short-term billings until the portion of the total billings beyond 12 months is subsequently reclassified from non-current deferred revenue to deferred revenue, current in a future period. However, if the customer elects to be invoiced annually for a multi-year contract, only the amount billed for the 12-month period will be included in both short-term billings and total billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our Consolidated Balance Sheets as deferred revenue.

As of December 31, 2014 and 2013, we had backlog of approximately $43.7 million and $36.7 million, respectively. Of the $43.7 million in backlog as of December 31, 2014, approximately 27% is expected to be billed within 2015 and approximately 69% is expected to be recognized as revenue within 2015.

Billings for consulting services can occur on either a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.

The increases in short-term billings in the periods presented were primarily driven by increased upsell of our products to existing customers, the addition of new customers, increased billings for professional services and the reclassification of billings from long term deferred revenue to current deferred revenue derived from prior period multi-year billings where the full amount was billed up front.

The increases in total billings in the periods presented were primarily due to increased upsell of our products to existing customers, the addition of new customers and increased billings generated from customers electing multi-year terms where the full amount was billed up front.

Jive Platform Customers

We define the number of our platform customers at the end of any given measurement period by counting each customer under an active contract for our Jive Platform products that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. We believe the number of Jive Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Platform customer count was as follows:

	December 31,
	2014	2013	Change	% Change
Jive Platform customer count	950	876	74	8.4%

	December 31,
	2013	2012	Change	% Change
Jive Platform customer count	876	800	76	9.5%

Our product revenue growth was 23.3% and 31.5%, respectively in 2014 compared to 2013 and in 2013 compared to 2012. Our product revenues have grown at a faster rate than our customer count as we have continued to realize significant upsell opportunities with our existing customers.

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

Cost of Revenues

Cost of product revenues includes all direct costs to produce and distribute our product offerings, including data center and support personnel, depreciation and maintenance related to equipment located at our hosting service providers and in our Jive managed data centers, salaries, amortization related to capitalized software development costs, rent expense for our data centers, web hosting services expense for cloud implementations, third-party royalty costs, benefits, amortization of acquired intangible assets and stock-based compensation. We recognize expense related to cost of revenues as they are incurred, while the associated product revenues are recognized ratably over the subscription term.

Cost of professional services revenues includes all direct costs to provide our professional services, which primarily include salaries, benefits and stock-based compensation for our professional services personnel, as well as third-party sub-contracting and outside services fees. We recognize expenses related to our professional services organization as they are incurred, while the majority of associated professional services revenues are recognized ratably over the subscription term.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2015 as we are in the process of transitioning the focus of our professional services organization to strategic consulting, user adoption and enablement.

Research and Development

In the first quarter of 2013, we began capitalizing internal-use software development costs related to the development of a new architecture for our future generation platform service. The capitalized costs were incurred during the application development stage. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. As such, subsequent to July 2014, we will no longer capitalize costs related to internal-use software and, going forward, we will account for our current capitalized costs as capitalized software development costs. We do not anticipate capitalizing material software development costs in future periods.

As of December 31, 2014, we had capitalized $9.0 million of software development costs. We will begin amortizing the associated capitalized costs upon on each product’s or enhancement’s release. During the fourth quarter of 2014, we released products associated with $0.8 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released throughout the second half of 2015.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, cash flow and related disclosure of contingent assets and liabilities. Our estimates include those related to revenue recognition, stock-based compensation, recoverability of property and equipment and other long-lived assets, including goodwill, and accounting for income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

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

Goodwill of $29.8 million as of December 31, 2014 relates to our acquisitions of Clara and StreamOnce in 2013, of Producteev and Meetings.io in 2012, of OffiSync in 2011 and of Filtrbox in 2010. Our impairment tests performed in the fourth quarter of 2014, 2013 and 2012 did not indicate any impairment of goodwill as the fair value of our business substantially exceeded its carrying value in all periods presented.

Valuation of Capitalized Software Development Costs

We make ongoing evaluations of the recoverability of our capitalized software projects by comparing the amount capitalized to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized software during the years ended December 31, 2014, 2013 and 2012. We amortize capitalized software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over two years, whichever method results in a higher level of amortization. Amortization of capitalized software development costs is included in the cost of product revenues in the consolidated statements of operations.

Deferred Tax Asset Valuation Allowance

We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, we currently maintain a full valuation allowance against our net deferred tax assets, with the exception of deferred tax liabilities related to the amortization of goodwill for tax purposes. The valuation allowance totaled $107.5 million and $86.1 million, respectively, as of December 31, 2014 and 2013.

Uncertainty in Income Taxes

We recognize the effect of income tax positions only if those positions are “more likely than not” of being sustained. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our consolidated financial statements. At December 31, 2014, we had total net unrecognized tax benefits of $0.6 million. Only $0.1 million of the unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

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

We account for stock options issued to non-employees based on the estimated fair value of the awards using the Black-Scholes-Merton option pricing model. The measurement of stock-based compensation is subject to quarterly adjustments as the underlying equity instruments vest and the resulting change in fair value is recognized in our consolidated statement of operations during the period the related services are rendered.

Results of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Consolidated Statements of Operations Data(1)
Revenues:
Products	$162,185	$131,507	$100,040
Professional services	16,508	14,256	13,626

Total revenues	178,693	145,763	113,666
Cost of revenues:
Products	43,494	37,419	30,240
Professional services	23,179	17,873	14,625

Total cost of revenues	66,673	55,292	44,865

Gross profit:
Products	118,691	94,088	69,800
Professional services	(6,671)	(3,617)	(999)

Total gross profit	112,020	90,471	68,801
Operating expenses:
Research and development	52,275	55,742	39,190
Sales and marketing	90,141	86,083	60,235
General and administrative	24,633	24,613	16,444

Total operating expenses	167,049	166,438	115,869

Loss from operations	(55,029)	(75,967)	(47,068)
Total other income (expense), net	14	(414)	(339)

Loss before income taxes	(55,015)	(76,381)	(47,407)
Provision for (benefit from) income taxes(2)	1,138	(1,010)	28

Net loss	$(56,153)	$(75,371)	$(47,435)

Basic and diluted net loss per common share	$(0.79)	$(1.12)	$(0.76)

Shares used in per share calculations	70,751	67,381	62,614

(1)	Stock-based compensation was included in our consolidated statements of operations data as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$4,276	$3,450	$2,035
Research and development	10,642	14,133	6,250
Sales and marketing	10,852	10,614	4,970
General and administrative	7,138	6,557	4,954

Total stock-based compensation	$32,908	$34,754	$18,209

(2)	Provision for (benefit from) income taxes in 2013 and 2012 includes tax benefits of $1.4 million and $0.3 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of StreamOnce, Meetings.io, Producteev and OffiSync. See Note 10 of Notes to Consolidated Financial Statements.

Revenues

Certain revenue information was as follows (dollars in thousands):

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Products	$162,185	$131,507	$30,678	23.3%
Professional services	16,508	14,256	2,252	15.8%

Total revenues	$178,693	$145,763	$32,930	22.6%

	Year Ended December 31,		Dollar
	2013	2012	Change	% Change
Products	$131,507	$100,040	$31,467	31.5%
Professional services	14,256	13,626	630	4.6%

Total revenues	$145,763	$113,666	$32,097	28.2%

Products Revenues

The increases in products revenues in 2014 compared to 2013 and in 2013 compared to 2012 were primarily the result of a 6% and a 19% increase, respectively, in the average annual subscription value and increases in the aggregate number of customers on the Jive Platform, which increased by 74 and 76 customers, net, in 2014 and 2013, respectively. The increases in the average annual subscription value were primarily driven by upsell to existing customers. The average new customer initial contract size remained unchanged in 2014 compared to 2013 and in 2013 compared to 2012.

Certain information regarding our revenues was as follows:

	Year Ended December 31,
	2014	2013	2012
Dollar value of total revenues generated in the U.S.	$135.9 million	$112.7 million	$88.0 million
Percentage of total revenues generated in the U.S.	76.0%	77.3%	77.4%
Product revenues from public cloud deployments as a percentage of total product revenues	67.7%	64.1%	62.8%
Product revenues from private cloud deployments as a percentage of total product revenues	32.3%	35.9%	37.2%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	73.6%	71.1%	65.8%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	26.4%	28.9%	34.2%

Additionally, renewal rates, excluding upsell, remained above 90% for transactions over $50,000 in 2014, 2013 and 2012.

Professional Services Revenues

The increase in professional services revenues in 2014 compared to 2013 was primarily due to the increase in the number of customers on the Jive Platform, as well as the increase in professional services revenues related to version upgrade services and strategic consulting for existing customers. Professional services revenues as a percentage of product revenues remained relatively consistent in 2014 compared to 2013, decreasing less than one percentage point. We expect this percentage to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to our Jive Cloud offering.

The increase in professional services revenues in 2013 compared to 2012 was primarily due to the increase in the number of customers on the Jive Platform. However, professional services revenues as a percent of product revenues decreased by 2.8 percentage points in 2013 compared to 2012 as a result of the continued enhancements of the core product, which have decreased the amount and type of customization requested by our customers, as well as our release of Jive Cloud in 2012, a public cloud, non-customizable version of our Jive Platform. As our customer base transitions to Jive Cloud, the types of services we perform transition from technical customizations to upgrade services and strategic consulting.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues increased $1.0 million in 2014 compared to 2013 and $0.5 million in 2013 compared to 2012.

Cost of Revenues and Gross Margins

Cost of Revenues: Products

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: products	$43,494	$37,419	$6,075	16.2%
Products gross margin	73.2%	71.5%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Cost of revenues: products	$37,419	$30,240	$7,179	23.7%
Products gross margin	71.5%	69.8%

The increases in cost of revenues for products in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to the increases in products revenues and included the following:

•	a $3.2 million and a $3.5 million increase, respectively, in salaries and benefits, which includes a $0.4 million and a $0.6 million increase, respectively, in stock-based compensation;

•	a $1.8 million and a $1.7 million increase, respectively, in third-party royalties;

•	a $0.4 million and a $0.8 million increase, respectively, in subscription services;

•	a $0.7 million and a $0.6 million increase, respectively, in rent expense;

•	a $2.2 million increase in depreciation expense in 2013 compared to 2012;

•	a $0.5 million increase in intangible amortization in 2013 compared to 2012;

•	a $0.6 million increase in overhead allocations out of general and administrative to the other functions based on relative headcount in 2013 compared to 2012; and

•	a $0.3 million increase in consulting fees in 2013 compared to 2012.

The increase in salaries and benefits in 2013 compared to 2012 noted above was partially offset by a $3.0 million decrease in third-party hosting services as we transitioned from a third party data center to our own internally managed data centers.

The increase in products gross margin in 2014 compared to 2013 was driven by revenue growth increasing at a greater rate than our costs and by cost efficiencies gained through increased utilization of and operational improvement in our internally managed data centers.

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

Cost of Revenues: Professional Services

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: professional services	$23,179	$17,873	$5,306	29.7%
Professional services gross margin	(40.4%)	(25.4%)

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Cost of revenues: professional services	$17,873	$14,625	$3,248	22.2%
Professional services gross margin	(25.4%)	(7.3%)

The increases in cost of revenues for professional services in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to:

•	a $3.2 million and a $1.8 million increase, respectively, in salaries and benefits, including a $0.4 million and a $0.8 million increase, respectively, in stock-based compensation;

•	a $1.7 million and a $1.0 million increase, respectively, in third-party sub-contracting fees; and

•	a $0.4 million increase in other miscellaneous costs for both periods.

The decrease in professional services gross margin in 2014 compared to 2013 was primarily due to a decrease in billable utilization as we continued to shift the focus of our professional services organization to strategic consulting, user adoption and enablement, and customer migrations to Jive Cloud. The improved standard functionality of our offerings has resulted in the need for fewer technical customizations. In addition, an increase in third-party sub-contracting fees has negatively impacted gross margin, as our net realizable margins are lower when utilizing third-parties to manage our services backlog.

The decrease in professional services gross margin in 2013 compared to 2012 was primarily driven by a larger portion of professional service hours performed at discounted rates to provide strategic consulting to certain large customers during 2013, and an increased mix of utilization of third-party consultants to perform services for our customers.

Research and Development

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Research and development	$52,275	$55,742	$(3,467)	(6.2%)
Percentage of total revenues	29.3%	38.2%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Research and development	$55,742	$39,190	$16,552	42.2%
Percentage of total revenues	38.2%	34.5%

The decrease in research and development expenses in 2014 compared to 2013 was primarily due to:

•	a $1.8 million decrease in salaries and benefits, which includes a $3.5 million decrease in stock-based compensation, the decrease was driven by capitalization of software development costs of $5.9 million during 2014 that would have otherwise been salaries and benefits expenses;

•	a $0.7 million decrease in third-party consulting fees;

•	a $0.4 million decrease in overhead allocations out of general and administrative to the other functions based on relative headcount;

•	a $0.2 million decrease in subscription services; and

•	a $0.4 million decrease in other miscellaneous costs.

The decrease in salaries and benefits in 2014 compared to 2013 was a result headcount costs related to the capitalization of software development costs.

The increase in research and development expenses in 2013 compared to 2012 was primarily due to:

•	a $16.2 million increase in salaries and benefits, which includes a $7.9 million increase in stock-based compensation, which was partially offset by the capitalization of software development costs of $3.1 million that would have otherwise been salaries and benefits expenses;

•	a $0.8 million increase in third-party consulting fees;

•	a $0.9 million increase in overhead allocations out of general and administrative to the other functions based on relative headcount;

•	a $1.2 million increase in subscription services, professional/hosting services, amortization and depreciation; and

•	a $0.6 million increase in other miscellaneous costs.

The increase in salaries and benefits in 2013 compared to 2012 was a result of increasing our research and development headcount.

Additionally, during the first quarter of 2013, we began capitalizing research and development expenses related to software development costs. We capitalized $5.9 million and $3.1 million of such costs in 2014 and 2013, respectively. These costs otherwise would have been recognized as research and development salaries and benefits expenses. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. Subsequent to July 2014, we will no longer capitalize these costs, which will increase research and development costs in future periods as such costs will be recognized in the period they are incurred. During the fourth quarter of 2014, we released products related to $0.8 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the second half of 2015. The capitalized amounts will be amortized over their estimated useful life once the related product is placed into service.

Sales and Marketing

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Sales and marketing	$90,141	$86,083	$4,058	4.7%
Percentage of total revenues	50.4%	59.1%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Sales and marketing	$86,083	$60,235	$25,848	42.9%
Percentage of total revenues	59.1%	53.0%

The increases in sales and marketing expenses in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to:

•	a $3.3 million and a $17.0 million increase, respectively, in salaries and benefits, which includes a $0.2 million and a $5.6 million increase, respectively, in stock-based compensation;

•	a $0.7 million and a $3.8 million increase, respectively, in general marketing expense;

•	a $0.3 million increase in third-party consulting fees in 2014 compared to 2013;

•	a $1.4 million increase in travel costs in 2013 compared to 2012;

•	a $1.1 million increase in overhead allocations out of general and administrative to the other functions based on relative headcount in 2013 compared to 2012;

•	a $1.9 million increase in subscription services and amortization in 2013 compared to 2012;

•	a $0.2 million increase in office supplies in 2013 compared to 2012; and

•	a $0.4 million increase in other miscellaneous costs for both periods.

These increases were primarily a result of an increase in marketing programs and campaigns in both comparable periods. The increase in 2014 compared to 2013 was partially offset by a $0.6 million decrease in subscription services. The increase in sales and marketing in 2013 compared to 2012 was also the result of an increase in headcount.

General and Administrative

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
General and administrative	$24,633	$24,613	$20	0.1%
Percentage of total revenues	13.8%	16.9%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
General and administrative	$24,613	$16,444	$8,169	49.7%
Percentage of total revenues	16.9%	14.5%

The changes in general and administrative expenses in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to:

•	a $1.7 million and a $4.9 million increase, respectively, in salaries and benefits, which includes a $0.6 million and a $1.6 million increase, respectively, in stock-based compensation;

•	a $0.8 million increase in rent expense in 2014 compared to 2013;

•	a $3.1 million increase in professional fees in 2013 compared to 2012, which included a $0.9 million increase in recruiting fees;

•	a $2.0 million increase in facilities, IT and general office related expenses in 2013 compared to 2012;

•	a $0.7 million increase in subscription and other miscellaneous expenses in 2013 compared to 2012; and

•	a $0.2 million increase in other miscellaneous costs in 2013 compared to 2012.

These increases were offset by:

•	a $0.8 million decrease in third-party recruiting fees in 2014 compared to 2013;

•	a $0.9 million decrease in legal fees in 2014 compared to 2013;

•	a $0.4 million decrease in IT supplies in 2014 compared to 2013;

•	a $0.2 million decrease in other miscellaneous costs in 2014 compared to 2013; and

•	a $2.7 million decrease in overhead allocations out of general and administrative to the other functions based on relative headcount in 2013 compared to 2012.

Other Income (Expense), net

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Other income (expense), net	$14	(414)	428	103.4%
Percentage of total revenues	0.0%	0.3%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2013	2012	Change	% Change
Other expense, net	$(414)	$(339)	$(75)	(22.1)%
Percentage of total revenues	0.3%	0.3%

The improvement in other income (expense), net in 2014 compared to 2013 was primarily due to an increase in foreign currency gains, partially offset by a decrease in interest income from marketable securities.

The change in other expense, net, in 2013 compared to 2012 was primarily related to the net effect of interest income from marketable securities and interest expense during the periods.

Provision For (Benefit From) Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Provision for (benefit from) income taxes	$1,138	$(1,010)	$28
Percentage of loss before income taxes	2.1%	1.3%	0.1%

In 2014, 2013 and 2012, we recorded income taxes that were principally attributable to state and foreign taxes. The 2014 provision for income taxes includes an impact from our Israeli tax examination of $0.5 million. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

In 2013 and 2012, in connection with acquisitions, a deferred tax liability of $1.4 million and $0.3 million, respectively, was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisitions created additional sources of income to utilize our deferred tax assets and, therefore, a like amount of the valuation allowance was released during each period and was recorded as a benefit from income taxes in the Statements of Operations in the corresponding period.

Liquidity and Capital Resources

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows provided by (used in) operating activities	$(9,657)	$(2,978)	$3,143
Cash used in investing activities	(7,802)	(10,975)	(137,360)
Cash provided by (used in) financing activities	(484)	3,473	2,506

Increase (decrease) in cash and cash equivalents	$(17,943)	$(10,480)	$(131,711)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at December 31, 2014 consisted of $20.6 million of cash and cash equivalents, $93.0 million of short-term marketable securities and $7.5 million of non-current marketable securities. As of December 31, 2014, $1.6 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from December 31, 2014.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was negative $19.0 million in 2014. We expect free cash flow for 2015 to be between negative $2.0 million and negative $7.0 million.

Cash Flows from Operating Activities

Cash flows used in operating activities were $9.7 million during 2014 compared to $3.0 million in 2013. The decrease in cash flows generated from operating activities primarily resulted from a larger increase in accounts receivable and a smaller increase in deferred revenue balances, which were partially offset by a lower net loss. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $9.7 million of cash used in operating activities in 2014 resulted from our net loss of $56.2 million, partially offset by net non-cash charges of $48.6 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net, increased $7.9 million to $66.7 million at December 31, 2014 compared to $58.8 million at December 31, 2013, primarily as a result of a $2.2 million increase in total billings in the fourth quarter of 2014 compared to the fourth quarter of 2013, while days billings outstanding was 101 days at December 31, 2014 compared to 92 days at December 31, 2013 due to timing of payments received. Partially offsetting the increase in total billings during the fourth quarter of 2014 was a $3.8 million decrease in invoices that were billed and collected in the same period compared to the fourth quarter of 2013.

Prepaid expenses and other current assets increased $4.1 million to $13.5 million at December 31, 2014 compared to $9.4 million at December 31, 2013, primarily due to the timing of payments for and the absolute value of annual contracts.

Accounts payable decreased $2.6 million to $3.6 million at December 31, 2014 compared to $6.4 million at December 31, 2013, primarily due to the timing of payments, partially offset by $0.3 million of fixed asset purchases remaining in accounts payable as of December 31, 2014 compared to $0 at December 31, 2013.

Accrued payroll and related liabilities decreased $0.9 million to $6.6 million at December 31, 2014 compared to $7.5 million at December 31, 2013. This decrease is primarily due to a decrease in accrued commissions of $1.5 million which is being partially offset by a $0.8 million increase in accrued bonuses.

Deferred revenue increased $13.2 million to $160.5 million at December 31, 2014 compared to $147.3 million at December 31, 2013, primarily due to an increase in billings in the fourth quarter of 2014 compared to the fourth quarter of 2013. The current portion of deferred revenue increased $16.2 million at December 31, 2014 compared to December 31, 2013, while the non-current portion decreased $3.0 million at December 31, 2014 compared to December 31, 2013. The decrease in non-current deferred revenue was primarily driven by a decrease in multi-year commitments where the full amount was billed up front in 2014 compared to 2013.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments, purchases of property and equipment, primarily related to the build out of our data centers, and payments for intangible assets and acquisitions. We utilized $7.8 million in net investing activities in 2014, which included $9.3 million used for purchases of property and equipment and $1.5 million provided by sales and maturities of marketable securities, net of purchases.

We anticipate spending approximately $10 million to $12 million for the purchase of property and equipment in 2015, primarily for the continued expansion of our internally managed data centers.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and equity awards. Cash used in financing activities of $0.5 million in 2014 resulted from $2.4 million in principal payments on our term debt and $1.8 million in taxes paid related to the net settlement of equity awards, as well as $0.6 million used to pay the acquisition date fair value of the earnout for the StreamOnce acquisition. The post-acquisition date accretion of the StreamOnce earnout in the amount of $0.1 million was also paid and is included in cash flows from operations. These payments were partially offset by $4.3 million in cash receipts related to stock option exercises.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At December 31, 2014, we had $0.9 million of outstanding letters of credit, no revolving loans outstanding, $6.0 million of term loans outstanding at an interest rate of 2.26% and we were in compliance with all financial and restrictive covenants.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2014 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2015	2016 and 2017	2018 and 2019	2020 and beyond
Term loan	$6,000	$2,400	$3,600	$—	$—
Estimated interest on term loan	135	54	81	—	—
Letter of Credit	853	853	—	—	—
Contractual commitments	4,783	3,645	1,138	—	—
Operating leases	21,681	8,069	10,226	3,280	106

Total	$33,452	$15,021	$15,045	$3,280	$106

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; fixed, and minimum or variable price provisions. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

Obligations under operating leases primarily relates to our office spaces, and, to a lesser extent, leases for third-party facilities that house our data centers.

Contingent payments related to acquisitions are more fully discussed in Note 3, “Acquisitions,” of Item 8, “Financial Statements and Supplementary Data.”

The contractual obligations reported above exclude our liability of $0.6 million for unrecognized tax benefits, which are more fully discussed in Note 10, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

Except as disclosed under the Contractual Payment Obligations section above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2014, 2013 or 2012.

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

As of December 31, 2014, we held cash and cash equivalents and marketable securities of $121.1 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at December 31, 2014, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jive Software, Inc.:

We have audited the accompanying consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jive Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jive Software, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

February 27, 2015

JIVE SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$20,594	$38,415
Short-term marketable securities	93,001	69,809
Accounts receivable, net	66,729	58,829
Prepaid expenses and other current assets	13,490	9,425

Total current assets	193,814	176,478

Marketable securities, noncurrent	7,542	33,443
Property and equipment, net	12,986	21,379
Goodwill	29,753	29,753
Intangible assets, net	9,448	14,310
Other assets	9,314	572

Total assets	$262,857	$275,935

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,565	$6,412
Accrued payroll and related liabilities	6,622	7,469
Other accrued liabilities	8,246	8,478
Deferred revenue, current	128,592	112,432
Term debt, current	2,400	2,400

Total current liabilities	149,425	137,191
Deferred revenue, less current portion	31,947	34,905
Term debt, less current portion	3,600	6,000
Other long-term liabilities	1,288	1,605

Total liabilities	186,260	179,701

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 80,342 shares at December 31, 2014 and 76,174 at December 31, 2013; outstanding - 73,917 at December 31, 2014 and 69,653 at December 31, 2013	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	363,587	326,834
Accumulated deficit	(283,684)	(227,531)
Accumulated other comprehensive income	39	276

Total stockholders’ equity	76,597	96,234

Total liabilities and stockholders’ equity	$262,857	$275,935

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product	$162,185	$131,507	$100,040
Professional services	16,508	14,256	13,626

Total revenues	178,693	145,763	113,666

Cost of revenues:
Product	43,494	37,419	30,240
Professional services	23,179	17,873	14,625

Total cost of revenues	66,673	55,292	44,865

Gross profit	112,020	90,471	68,801

Operating expenses:
Research and development	52,275	55,742	39,190
Sales and marketing	90,141	86,083	60,235
General and administrative	24,633	24,613	16,444

Total operating expenses	167,049	166,438	115,869

Loss from operations	(55,029)	(75,967)	(47,068)

Other income (expense), net:
Interest income	205	249	180
Interest expense	(269)	(314)	(421)
Other, net	78	(349)	(98)

Total other income (expense), net	14	(414)	(339)

Loss before provision for (benefit from) income taxes	(55,015)	(76,381)	(47,407)
Provision for (benefit from) income taxes	1,138	(1,010)	28

Net loss	$(56,153)	$(75,371)	$(47,435)

Basic and diluted net loss per share	$(0.79)	$(1.12)	$(0.76)

Shares used in basic and diluted per share calculations	70,751	67,381	62,614

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2014	2013	2013
Net loss	$(56,153)	$(75,371)	$(47,435)
Other comprehensive income (loss):
Foreign currency translation	(205)	290	8
Unrealized gain (loss) on marketable securities	(32)	(45)	13

Other comprehensive income (loss)	(237)	245	21

Comprehensive loss	$(56,390)	$(75,126)	$(47,414)

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2012, 2013 and 2014

(In thousands)

						Accumulated
				Additional		other	Total
	Common stock		Treasury	paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	stock	capital	Deficit	income	equity
Balance at December 31, 2011	61,308	$7	$(3,352)	$258,779	$(104,725)	$10	$150,719
Issuance of common stock for employee stock options exercised and vesting of restricted shares	3,631	—	—	5,970	—	—	5,970
Issuance of common stock for acquisitions	460	—	—	2,374	—	—	2,374
Stock-based compensation	—	—	—	18,209	—	—	18,209
Foreign currency translation, net of tax	—	—	—	—	—	8	8
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	13	13
Net loss	—	—	—	—	(47,435)	—	(47,435)

Balance at December 31, 2012	65,399	7	(3,352)	285,332	(152,160)	31	129,858
Issuance of common stock for employee stock options exercised and vesting of restricted shares	3,783	—	—	5,873	—	—	5,873
Issuance of common stock for acquisitions	471	—	—	852	—	—	852
Stock-based compensation	—	—	—	34,777	—	—	34,777
Foreign currency translation, net of tax	—	—	—	—	—	290	290
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	(75,371)	—	(75,371)

Balance at December 31, 2013	69,653	7	(3,352)	326,834	(227,531)	276	96,234
Issuance of common stock for employee stock options exercised and vesting of restricted shares	4,264	—	—	2,492	—	—	2,492
Stock-based compensation	—	—	—	34,261	—	—	34,261
Foreign currency translation, net of tax	—	—	—	—	—	(205)	(205)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	(56,153)	—	(56,153)

Balance at December 31, 2014	73,917	$7	$(3,352)	$363,587	$(283,684)	$39	$76,597

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(56,153)	$(75,371)	$(47,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,458	15,774	10,050
Stock-based compensation	32,908	34,754	18,209
Change in deferred taxes	243	(1,231)	(281)
Loss on sale of property and equipment	19	10	21
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	(7,900)	(4,629)	(22,201)
Prepaid expenses and other assets	(4,084)	(1,437)	(3,343)
Increase (decrease), net of acquisitions, in:
Accounts payable	(2,622)	(2,669)	5,529
Accrued payroll and related liabilities	(883)	101	728
Other accrued liabilities	139	1,057	2,645
Deferred revenue	13,202	30,290	39,221
Other long-term liabilities	16	373	—

Net cash provided by (used in) operating activities	(9,657)	(2,978)	3,143

Cash flows from investing activities:
Payments for purchase of property and equipment	(9,313)	(13,934)	(10,648)
Purchases of marketable securities	(91,987)	(111,700)	(154,475)
Sales of marketable securities	36,174	40,772	11,147
Maturities of marketable securities	57,324	84,934	24,229
Acquisitions, net of cash acquired	—	(11,047)	(7,613)

Net cash used in investing activities	(7,802)	(10,975)	(137,360)

Cash flows from financing activities:
Proceeds from exercise of stock options	4,250	6,947	5,970
Taxes paid related to net share settlement of equity awards	(1,758)	(1,074)	—
Proceeds from initial public offering, net of offering costs	—	—	(1,014)
Repayments of term loans	(2,400)	(2,400)	(2,450)
Earnout payment for prior acquisition	(576)	—	—

Net cash provided by (used in) financing activities	(484)	3,473	2,506

Net decrease in cash and cash equivalents	(17,943)	(10,480)	(131,711)
Effect of exchange rate changes	122	(60)	17
Cash and cash equivalents, beginning of period	38,415	48,955	180,649

Cash and cash equivalents, end of period	$20,594	$38,415	$48,955

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business

We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our products are primarily offered on a subscription basis, deployable in a private or public cloud and used for internal or external communities. We generate revenues from product subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

Note 2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the estimates relating to revenue recognition, the useful lives of property and equipment, stock-based compensation, assumptions used in testing for impairment of goodwill, other long-lived assets, capitalized software development costs, and the recoverability of deferred income tax assets and liabilities. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $1.6 million and $6.7 million at December 31, 2014 and 2013, respectively. Cash equivalents are stated at cost, which approximates market value.

Marketable Securities

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We periodically evaluate whether declines in fair values of our marketable securities below their cost are “other-than-temporary.” This evaluation consists of qualitative and quantitative factors regarding the severity and duration of the unrealized loss, as well as our ability and intent to hold the marketable securities until a forecasted recovery occurs. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2011	$144
Charges to costs and expenses	229
Write-offs	(155)

Balance, December 31, 2012	218
Charges to costs and expenses	672
Write-offs	(150)

Balance, December 31, 2013	740
Charges to costs and expenses	599
Write-offs	(780)

Balance, December 31, 2014	$559

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

Software Development Costs and Internal-Use Software Development Costs

Through the third quarter of 2014, we capitalized costs to develop internal-use software during the application development stage. These costs related to application development activities. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. As such, subsequent to July 2014, we will no longer capitalize costs related to internal-use software and, going forward, we will account for our current capitalized costs as capitalized software development costs.

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

The software development costs will be amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We will begin amortizing the associated capitalized costs upon on each product’s or enhancement’s release. During the fourth quarter of 2014, we released products related to $0.8 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the second half of 2015.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014	2013	2012
Total capitalized software development costs	$5,924	$3,057	$—
Total amortization of capitalized software development costs	65	—	—

Capitalized computer software development costs consist of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013
Capitalized software development costs	$8,981	$3,057
Accumulated amortization	65	—

	$8,916	$3,057

As of December 31, 2014, the net balance of software development costs is included in other assets. As of December 31, 2013, the capitalized balance was internal-use software and the balance is included in fixed assets.

Of our capitalized software development costs that are currently completed and being amortized, we expect amortization expense for the next five years to be as follows (in thousands):

2015	$393
2016	327

$720

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

We did not incur any long-lived asset impairment charges in the years ended December 31, 2014, 2013 or 2012.

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

To test for impairment, we can choose to first make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. During 2014, 2013 and 2012, we elected to forgo the qualitative assessment, and proceeded to the first step of the test for goodwill impairment. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that the fair value of the reporting unit substantially exceeded its carrying value and, accordingly, we did not record any charges related to goodwill impairment during the years ended December 31, 2014, 2013 or 2012.

Intangible Assets

Definite-lived intangible assets are amortized using the straight-line method over estimated useful lives and have no significant residual value. Definite-lived intangible assets are reviewed for impairment as discussed above under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets

Other assets include deposits for facilities’ leases, capitalized software development costs and other miscellaneous long-term assets.

Deferred Revenue

Deferred revenue consists of billings or payments received in advance of revenue recognition from our subscription license, perpetual license, hosting, professional services and support and maintenance revenues described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers in annual installments. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term. We defer the professional service fees in situations where the professional services and subscription or perpetual contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. Approximately 4% of total deferred revenue as of December 31, 2014 and 2013, related to deferred professional services revenues.

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

No individual customer accounted for 10% or more of total revenues in the years ended December 31, 2014, 2013 or 2012. One customer accounted for 14% of accounts receivable at December 31, 2013. No customer accounted for 10% or more of total accounts receivable at December 31, 2014.

Stock-Based Compensation

We recognize compensation expense for all share-based payment awards, including stock options and restricted stock, based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The fair value of the awards is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

Stock-based compensation expense is recognized for performance-based restricted stock awards based on the probability of achieving certain performance criteria. We estimate the number of performance-based restricted stock awards ultimately expected to vest and recognize expense using the graded vesting attribution method over the requisite service period.

The determination of the grant date fair value of options using an option-pricing model is affected by assumptions regarding a number of other complex and subjective variables, which include our expected stock price volatility over the expected term of the options, stock option exercise and cancellation behaviors, risk-free interest rates and expected dividends. In addition, prior to our IPO in December 2011, we also made assumptions regarding the fair value of our common stock.

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

Warranties and Indemnification

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

In our cloud and hosted agreements, we include service level commitments to customers relating to levels of uptime availability and permitting those customers to receive credits in the event that we fail to meet those levels. To date, we have not incurred any material costs as a result of such commitments and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Our contracts also include provisions indemnifying customers against liabilities if our products infringe a third-party’s intellectual property rights. We have not incurred any costs as a result of such indemnification obligations and have not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

We have also agreed to indemnify our directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We maintain director and officer insurance coverage that may enable us to recover a portion of any future amounts paid.

Commissions

Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our direct sales force. Generally, sales commissions are earned and recorded as an expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect against any invoiced fee associated with a sales order. Commission expense was $13.7 million, $15.7 million and $12.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

Leases

We lease our facilities and certain equipment under operating leases. For facility leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. We record the difference between the rent paid and the straight-line rent expense as a deferred rent liability in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Advertising Costs

Advertising costs are expensed as incurred as a component of sales and marketing expense and totaled $7.7 million, $5.3 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Foreign Currency Translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ deficit. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. Foreign currency transaction gains and losses were not material in the years ended December 31, 2014, 2013 or 2012.

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

StreamOnce, Inc. (“StreamOnce”)

On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, whose product offers a platform that connects third-party information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration was comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees vest over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares on the grant date was $6.4 million, which is being recognized as stock-based compensation over the two-year vesting period. Additionally, during 2014, certain StreamOnce employees received additional consideration of $0.7 million, based on our sales and customer count relating to the acquired business exceeding certain thresholds over an 18-month period commencing as of the acquisition date (the “Earnout”).

We recorded a contingent consideration liability of approximately $0.6 million within other accrued liabilities in our Consolidated Balance Sheets as of the acquisition date related to the Earnout. The fair value of the liability was estimated using internal forecasts with inputs that are not observable in the market, and thus represents a Level 3 fair value measurement as defined within Note 7. The inputs in the Level 3 measurement are not supported by market activity, as they are probability assessments of expected future sales and customer count related to our acquisition of StreamOnce during the Earnout period. The Earnout was remeasured quarterly until paid, with the change being reflected as a component of research and development in our Consolidated Statements of Operations. See Note 7 for additional information.

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

2012

Producteev LLC

On November 21, 2012, we acquired all of the outstanding shares of Producteev LLC (“Producteev”), a cloud-based project and task management company. The total purchase consideration of $7.0 million was comprised of cash.

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

See Note 10, “Income Taxes” regarding the tax effect of the acquisition on our consolidated financial statements.

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

See Note 10, “Income Taxes” regarding the tax effect of the acquisition on our consolidated financial statements.

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

Note 4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2014 and 2013 (in thousands):

December 31, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,985	$—	$—	$18,985
Cash equivalents:
Money market mutual funds	1,609	—	—	1,609

Total cash and cash equivalents	20,594	—	—	20,594
Short-term marketable securities:
Commercial paper	2,499	—	—	2,499
Corporate notes and bonds	53,643	—	(35)	53,608
U.S. agency obligations	36,907	—	(13)	36,894

Total short-term marketable securities	93,049	—	(48)	93,001
Marketable securities, noncurrent:
Corporate notes and bonds	3,501	—	(4)	3,497
Government obligations	1,995	1	—	1,996
U.S. agency obligations	2,049	—	—	2,049

Total marketable securities, noncurrent	7,545	1	(4)	7,542

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$121,188	$1	$(52)	$121,137

December 31, 2013
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$31,704	$—	$—	$31,704
Cash equivalents:
Money market mutual funds	6,711	—	—	6,711

Total cash and cash equivalents	38,415	—	—	38,415
Short-term marketable securities:
Commercial paper	5,497	—	—	5,497
Corporate notes and bonds	38,645	6	—	38,651
Government obligations	2,701	—	—	2,701
U.S. agency obligations	22,963	—	(3)	22,960

Total short-term marketable securities	69,806	6	(3)	69,809
Marketable securities, noncurrent:
Corporate notes and bonds	14,302	—	(29)	14,273
U.S. agency obligations	19,162	8	—	19,170

Total marketable securities, noncurrent	33,464	8	(29)	33,443

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$141,685	$14	$(32)	$141,667

As of December 31, 2014 and 2013, we did not consider any of our investments to be other-than-temporarily impaired.

As of December 31, 2014, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$93,001
Due within 1 year through 3 years	7,542

Total marketable securities	$100,543

See also Note 7.

Note 5. Property and Equipment, net

The following table sets forth the components of property and equipment (in thousands):

	December 31,
	2014	2013
Computers, equipment and software	$33,706	$31,488
Leasehold improvements	5,214	5,047
Furniture and fixtures	2,559	2,559
Construction in progress	1,055	2,619

	42,534	41,713
Less accumulated depreciation and amortization	(29,548)	(20,334)

	$12,986	$21,379

Depreciation expense related to property and equipment was as follows (in thousands):

Year Ended December 31,
2014	2013	2012
$9,351	$9,180	$6,488

Note 6. Goodwill and Other Intangible Assets, net

The roll-forward of activity related to goodwill was as follows (in thousands):

Balance at December 31, 2011	$17,265
Acquisition of Producteev	4,186
Acquisition of Meetings.io	1,984

Balance at December 31, 2012	23,435
Acquisition of Clara	3,161
Acquisition of StreamOnce	3,157

Balance at December 31, 2013 and 2014	$29,753

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful	December 31,
	Life	2014	2013
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(12,049)	(8,167)

		8,392	12,274

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,634)	(1,172)

		394	856
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,277)	(759)

		662	1,180

Total intangible assets, net		$9,448	$14,310

Amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,
2014	2013	2012
$4,862	$4,990	$3,562

Estimated future amortization expense as of December 31, 2014, is as follows (in thousands):

2015	$4,622
2016	2,732
2017	1,715
2018	379
2019	—
Thereafter	—

$9,448

Note 7. Fair Value Measurements of Assets and Liabilities

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that were measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,609	$—	$—	$1,609
Marketable securities
Commercial paper	—	2,499	—	2,499
Corporate notes and bonds	—	57,105	—	57,105
Government obligations	—	1,996	—	1,996
U.S. government and agency	—	38,943	—	38,943

	—	100,543	—	100,543

Total	$1,609	$100,543	$—	$102,152

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$6,711	$—	$—	$6,711
Marketable securities
Commercial paper	—	5,497	—	5,497
Corporate notes and bonds	—	52,924	—	52,924
Government obligations	—	2,701	—	2,701
U.S. government and agency	—	42,130	—	42,130

	—	103,252	—	103,252

Total	$6,711	$103,252	$—	$109,963

Liabilities:
Contingent consideration
Earnout liability	$—	$—	$726	$726

The fair value of our cash equivalents and marketable securities is determined based on quoted market prices for similar or identical securities.

The following table summarizes our Level 3 activity for our contingent consideration liability (in thousands):

Level 3
Balance at December 31, 2012	$—
Addition related to earnout for StreamOnce acquisition	576
Increase in earnout due to re-measurement	150

Balance at December 31, 2013	726
Decrease in earnout liability due to payment	(726)

Balance at December 31, 2014	$—

During 2014, 2013 and 2012, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a non-recurring basis.

We recognize or disclose the fair value of certain assets such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our non-recurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy.

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

Our contingent consideration was re-measured at fair value as of December 31, 2013 and quarterly thereafter until payment and fell under Level 3 of the fair value hierarchy, as the forecasted bookings and customer count were based on internal forecasts, and were not directly observable.

There were no changes to our valuation techniques during 2014.

Note 8. Long-Term Debt

Credit Facility with Silicon Valley Bank

In May 2012, we entered into a loan agreement with Silicon Valley Bank (the “Loan Agreement”), which provides a secured revolving loan facility, which expires May 23, 2015, and term loan facility of up to $30.0 million. Under the Loan Agreement, revolving loans may be converted into term loans under the facility, subject to specified conditions, with all outstanding term loans reducing the availability under the revolving loan facility. The Loan Agreement also provides up to $3.0 million for the issuance of letters of credit, foreign exchange contracts, cash management services and secured swap obligations. On May 23, 2012, we converted the outstanding balance of pre-existing term loans with Silicon Valley Bank to a new term loan for $12.0 million under the Loan Agreement and terminated the previous credit facility agreement. The converted term loan matures in April 1, 2017. Revolving loans drawn under the Loan Agreement will be used for working capital, potential acquisitions, and general corporate purposes.

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

At December 31, 2014, we had $0.9 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $6.0 million of term loans outstanding at an interest rate of 2.26%. We were in compliance with all covenants as of December 31, 2014.

Summary

Our long-term debt is summarized as follows (in thousands):

	December 31,
	2014	2013
Silicon Valley Bank loans	$6,000	$8,400
Less current portion	(2,400)	(2,400)

	$3,600	$6,000

Annual maturities of long-term debt as of December 31, 2014 were as follows (in thousands):

2015	$2,400
2016	2,400
2017	1,200

$6,000

Note 9. Stock-Based Awards and Stock-Based Compensation

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

The 2011 Plan allows for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units. Generally, all stock option grants are issued under an option agreement that provides, among other things, that the option grant vests over a four-year period while restricted stock units and performance stock unit agreements vest between one and four years.

The number of shares available for issuance under the 2011 Plan increases on the first day of each year in an amount equal to the lesser of (i) 5,000,000 shares; (ii) 3.9% of the outstanding shares on the last day of the immediately preceding year; or (iii) such number of shares as determined by the board of directors.

Stock Plan and Option Activity

Certain information regarding stock option activity and stock options outstanding as of December 31, 2014 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2013	2,030,319	9,480,138	$5.54
Additional shares reserved	2,720,200
Stock options granted	(1,376,500)	1,376,500	7.48
Forfeited – stock options	1,167,019	(1,167,019)	12.66
Stock options exercised	—	(2,360,044)	1.83
Restricted stock units (“RSUs”) granted	(2,874,873)
Performance stock units (“PSUs”) granted	(430,000)
Forfeited – RSUs	1,675,897
Forfeited – PSUs	255,000
Vested RSUs adjusted for taxes	222,070

Balances, December 31, 2014	3,389,132	7,329,575	$5.97	5.36	$17,496

Exercisable at December 31, 2014		5,665,452	$4.90	4.37	$17,465

Vested and expected to vest		7,116,925	$5.88	5.25	$17,491

On January 1, 2015, an additional 2,870,538 shares were reserved for future awards under the 2011 Plan.

Restricted Stock Activity

Restricted stock results from the exercise of unvested restricted stock purchases (“RSPs”) and non-qualified stock options (“NSOs”) with reverse vesting provisions, and the grant of restricted stock awards (“RSAs”), PSUs, and RSUs. The shares of restricted stock vest over the period specified in the related RSP, NSO, RSA, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2013	4,796,112	$15.24
Granted RSUs	2,874,873	8.08
Granted PSUs	430,000	8.13
Vested RSUs	(2,030,930)	13.08
Vested RSAs	(95,246)	7.40
Forfeited RSUs	(1,675,897)	13.90
Forfeited PSUs	(255,000)	10.38

Balances, December 31, 2014	4,043,912	11.21

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Stock-Based Compensation

The fair value of the stock-based awards granted to employees was estimated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Expected term (in years)	6.0	5.90	6.05
Risk-free interest rate	1.83%	1.09%	1.01%
Volatility	50.43%	52.17%	54.47%
Dividend yield	0%	0%	0%

The expected terms of options granted were calculated using the simplified method, which defines the expected term as the average of the contractual term and the vesting period. We elected to use the simplified method due to a lack of term length data since we completed our initial public offering in December 2011 and our stock options meet the criteria of “plain-vanilla.” Estimated volatility incorporates a calculated volatility derived from the historical closing prices of common shares of our stock as well as similar entities whose share prices are publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. We use historical data to estimate the number of future stock option forfeitures.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Weighted average per share grant date fair value of stock options granted	$3.68	$7.57	$8.46
Total intrinsic value of stock options exercised	$12,573	$36,367	$44,499
Total fair value of restricted stock and stock options vested	$38,071	$21,045	$9,107

Stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenues	$4,276	$3,450	$2,035
Research and development	10,642	14,133	6,250
Sales and marketing	10,852	10,614	4,970
General and administrative	7,138	6,557	4,954

Total	$32,908	$34,754	$18,209

Stock-based compensation related to non-employee awards (included in total stock-based compensation above)	$41	$488	$1,723

There were no grants of stock-based awards to non-employees in 2014, 2013 or 2012. Vesting of shares granted to non-employees is contingent on the individual continuing to provide service. Expense for these awards was calculated using the Black-Scholes-Merton option-pricing model. These awards are equity classified and are marked to market each period with the change in fair value recorded in earnings. At December 31, 2014, there were no options exercisable for shares of our common stock by non-employees.

As of December 31, 2014, we had unrecognized compensation related to all stock-based awards of $44.4 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Note 10. Income Taxes

Income Tax Provision (Benefit)

Pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(55,660)	$(76,714)	$(47,882)
Foreign	645	333	475

Total	$(55,015)	$(76,381)	$(47,407)

The provision (benefit) for federal, state and foreign income taxes was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax provision (benefit):
Federal	$—	$—	$—
State	50	79	51
Foreign	1,015	142	260

Total current tax provision (benefit)	1,065	221	311
Deferred tax provision (benefit):
Federal	50	(1,025)	(237)
State	23	(206)	(46)
Foreign	—	—	—

Total deferred tax expense	73	(1,231)	(283)

Provision for (benefit from) income taxes	$1,138	$(1,010)	$28

The 2014 provision for income taxes includes an impact from our Israeli tax examination of $0.5 million. Included in the provision for (benefit from) income taxes for the years ended December 31, 2013 and 2012 is a $1.4 million and $0.3 million tax benefit, respectively, from the release of valuation allowance on our deferred tax assets related to our acquisitions. In connection with the acquisitions of StreamOnce, Producteev and Meetings.io, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangibles. The net deferred tax liability from these acquisitions creates an additional source of income to offset our deferred tax assets. The impact on our deferred tax assets and liabilities caused by the acquisitions is recorded outside of acquisition accounting.

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax	(6.7)	(10.4)	(6.5)
Change in valuation allowance	39.0	42.8	35.3
Permanent differences	5.3	4.6	5.1
Tax credits	(3.3)	(4.4)	(0.2)
Foreign rate impact	(0.2)	(0.1)	(0.1)
Other	2.0	0.2	0.5

	2.1%	(1.3)%	0.1%

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating losses and tax credit carryforwards. The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$69,176	$61,568
Accrued expenses, reserves and allowances	1,220	717
Deferred revenue	16,429	12,421
Tax credit carryforwards	9,580	7,152
Deferred rent	363	282
Other	13,840	10,727

Total deferred tax assets	110,608	92,867

Deferred tax liabilities:
Depreciation and amortization	(3,128)	(6,756)
Prepaid expenses	—	(146)
Other	(177)	—

Total deferred tax liabilities	(3,305)	(6,902)
Valuation allowance	(107,540)	(86,077)

Net deferred taxes	$(237)	$(112)

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

Certain other information regarding our deferred income taxes was as follows:

(In thousands)	Year Ended December 31,
	2014	2013	2012
Increase in valuation allowance	$21,463	$32,692	$16,410

(In millions)	December 31,
	2014	2013
Federal and state NOL carryforwards	$238.8	$211.5
Research and development tax credit carryforwards	10.3	7.8

These carryforwards expire between 2015 and 2034.

Approximately $73.9 million of our NOL carryforwards at December 31, 2014 were generated as a result of excess tax deductions related to exercises of stock options and disqualifying dispositions. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. NOL carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Accordingly, the deferred tax assets related to the net operating losses were reduced by $31.1 million and $28.0 million at December 31, 2014 and 2013, respectively.

Unrecognized Tax Benefits

We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2014 and 2013, there were no accrued penalties or interest recorded in the consolidated financial statements. Only $0.1 million of the unrecognized tax benefits would currently have an impact on the effective tax rate if recognized. The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance	$409	$737	$660
Additions based on tax positions related to the current year	240	205	77
Additions based on prior year tax positions	36	151	—
Reductions for tax positions in prior years	(118)	(212)	—
Settlements	—	(472)	—

Ending balance	$567	$409	$737

We are subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local tax examinations for tax years ended before December 31, 2010. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or credit carryforward. At December 31, 2014, we were not under exam in any jurisdictions. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2015.

Unrepatriated Foreign Earnings

We did not repatriate any earnings of our foreign subsidiaries in 2014, 2013 or 2012. We plan to indefinitely reinvest the earnings of all of our foreign subsidiaries overseas. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. As of December 31, 2014, we had $1.6 million of unrepatriated cash held in foreign bank accounts.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net loss	$(56,153)	$(75,371)	$(47,435)

Denominator:
Weighted-average common shares outstanding	71,251	67,858	63,266
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	500	477	652

Weighted-average shares used to compute net loss per share, basic and diluted	70,751	67,381	62,614

Net loss per share, basic and diluted	$(0.79)	$(1.12)	$(0.76)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2014	2013	2012
Shares subject to outstanding common stock options	7,329,575	9,480,138	12,814,724
Unvested restricted common stock	4,043,912	4,796,112	2,681,944
Common stock subject to repurchase	313,412	635,928	248,064

	11,686,899	14,912,178	15,744,732

Note 12. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Supplemental Cash Flow Information
Cash paid for interest	$181	$246	$461
Cash paid for income taxes	235	258	224

Supplemental Non-Cash Information
Common stock issued in connection with acquisition of Meetings.io	$—	$—	$2,374
Common stock issued in connection with StreamOnce acquisition	—	852	—

Note 13. Commitments and Contingencies

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

Operating Leases

Operating lease payments primarily relate to equipment leases and noncancelable operating leases associated with the following spaces that we currently utilize:

Location	Lease expiration
Palo Alto, California headquarters	March 2020
Portland, Oregon office	September 2018
San Francisco, California office	November 2015
Boulder, Colorado office	March 2016
United Kingdom office	May 2018
Israel office	September 2017
Arizona data center	December 2016
New Jersey data center	September 2016
Netherlands data center	October 2015
London data center	March 2016

In addition to the facilities listed above, we also occupy a number of smaller sales and service offices around the world. In addition to our currently occupied space, there are other facility leases that are no longer being utilized by us that have been fully sublet.

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross rent expense	$7,023	$5,570	$4,409
Sublease income	45	45	557

Net rent expense	$6,978	$5,525	$3,852

Minimum rentals to be received in the future under subleases as of December 31, 2014 were $1.0 million.

The approximate future minimum lease payments required under operating leases (including for sublet facilities) were as follows (in thousands):

Year ending December 31,
2015	$8,069
2016	6,216
2017	4,010
2018	2,861
2019	419
Thereafter	106

$21,681

Contractual Commitments

We have commitments under non-cancelable purchase orders or vendor agreements of $4.8 million at December 31, 2014. The non-cancelable purchase order and vendor agreement commitments will be filled at various times through the third quarter of 2016.

Note 14. Geographic Information

Sales to countries which totaled 10% or more of our total revenues, determined based on the location of the end customer, were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$135,876	$112,693	$87,984
Rest of world	42,817	33,070	25,682

	$178,693	$145,763	$113,666

We did not have a significant amount of long-lived assets located outside of the U.S. at December 31, 2014 or 2013.

Note 15. Employee Benefit Plan

We offer a 401(k) employee savings plan to our U.S.-based employees. We make a nondiscretionary matching contribution equal to 100% of the first 3% and 50% of the next 2% of compensation contributed by employees. We made matching contributions of $2.4 million, $2.2 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 16. Related-Party Transactions

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

	December 31,
	2014	2013
Accounts receivable	$46	$804
Current deferred revenue	548	1,504
Non-current deferred revenue	75	1,034

	Year Ended December 31,
	2014	2013	2012
Revenues	$929	$1,820	$802

Note 17. New Accounting Pronouncements

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

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods and interim periods beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20).” ASU 2015-01 simplifies income statement presentation by eliminating the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of ASU 2015-01 will not have any effect on our financial position, results of operations or cash flows.

Note 18. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Total revenues	$41,029	$43,375	$46,600	$47,689
Gross profit	25,574	26,735	29,365	30,346
Net loss	(17,324)	(14,630)	(12,109)	(12,090)
Net loss per share, basic and diluted	(0.25)	(0.21)	(0.17)	(0.17)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Total revenues	$33,852	$35,242	$37,359	$39,310
Gross profit	20,792	21,487	23,474	24,718
Net loss	(16,601)	(17,780)	(18,705)	(22,285)
Net loss per share, basic and diluted	(0.25)	(0.27)	(0.27)	(0.32)

Net loss per share of common stock for the four quarters of each year in the table above may not sum to the total for each year because of the different number of weighted-average shares outstanding in each respective period.

Note 19. Subsequent Events

Disgorgement Funds Received

On January 8, 2015, we received $1.1 million from a stockholder in settlement of a claim under Section 16(b) of the United States Security Exchange Act of 1934. We recognized the amount when realized in other income.

Appointment of Chief Executive Officer

On February 10, 2015, we announced that our board of directors appointed Elisa Steele as our Chief Executive Officer and a Director as of February 9, 2015. In addition to her appointment as Chief Executive Officer, Ms. Steele will continue to serve as our President.

In connection with Ms. Steele’s appointment as our Chief Executive Officer, the board disbanded the Office of the Chief Executive Officer. William A. Lanfri will remain a member of the board and, in connection with the dissolution of the Office of the CEO, was reappointed to serve on the Audit Committee of the Board with Theodore Schlein resigning from such committee.

Equity Grants to Management and Board

In connection with her appointment to Chief Executive Officer, Ms. Steele received a stock option to purchase 500,000 shares of our common stock and 500,000 restricted stock units (“RSUs”). The stock options vest as to 1/48th of the shares on each monthly anniversary following February 9, 2015, subject to Ms. Steele’s continued service. The RSUs vest quarterly over a four-year period beginning on or about May 16, 2015, subject to Ms. Steele’s continued service. The grant of stock options and RSUs became effective on February 13, 2015.

In recognition of his service as a member of the Office of Chief Executive Officer, Mr. Lanfri received 100,000 RSUs, which vest 50% on the grant date and the remaining RSUs vest in four equal monthly installments beginning on March 1, 2015, subject to Mr. Lanfri’s continued service as a member of our board. The RSU grant became effective on February 13, 2015.

Additionally, the board granted Bryan LeBlanc, Executive Vice President and Chief Financial Officer, a stock option to purchase 138,500 shares of our common stock and 138,500 RSUs. The stock options vest as to 1/48th of the shares on each monthly anniversary following February 9, 2015, subject to Mr. LeBlanc’s continued service. The RSUs will vest quarterly over a four-year period beginning on or about May 16, 2015, subject to Mr. LeBlanc’s continued service. The grant of stock options and RSUs became effective on February 13, 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Jive Software, Inc.:

We have audited Jive Software, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jive Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

February 27, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. See “Election of Board of Directors,” “Meetings of the Board of Directors,” “Committees of the Board of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our 2015 Proxy Statement. See Election of Board of Directors,” “Committees of the Board of Directors” and “Director Independence.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our 2015 Proxy Statement. See “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Date: February 27, 2015		JIVE SOFTWARE, INC.

	By:	/s/ Elisa Steele
Elisa Steele
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2015.

Principal Executive Officer and Director:

By:	/s/ Elisa Steele
Elisa Steele
Chief Executive Officer, President and Director

Principal Financial and Accounting Officer:

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
Chief Financial Officer

Directors:

By:	/s/ Margaret A. Breya
Margaret A. Breya, Director

By:	/s/ James J. Goetz
James J. Goetz, Director

By:	/s/ Jonathan G. Heiliger
Jonathan G. Heiliger, Director

By:	/s/ William A. Lanfri
William A. Lanfri, Director

By:	/s/ Tom J. Reilly
Tom J. Reilly, Director

By:	/s/ Charles J. Robel
Charles J. Robel, Director

By:	/s/ Theodore E. Schlein
Theodore E. Schlein, Director

By:	/s/ Matthew A. Tucker
Matthew A. Tucker, Director

By:	/s/ Anthony Zingale
Anthony Zingale, Executive Chairman

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.6*	Offer Letter, between Jive Software, Inc. and Ofer Ben-David, dated November 19, 2014.

10.7	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.8	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.9	Second Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 31, 2012. (4) (Exhibit 10.14)

10.10	Lease Agreement between Jive Software, Inc. and TTC Partners III, LC, dated May 13, 2010. (1) (Exhibit 10.14)

10.11	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012. (3) (Exhibit 10.1)

10.12	First Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated April 26, 2013. (5) (Exhibit 10.1)

10.13	Second Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated February 18, 2014. (6) (Exhibit 10.1)

10.14*	Form of Change of Control and Retention Agreement for Bryan LeBlanc and Ofer Ben-David. (1) (Exhibit 10.17)

E-1

Exhibit Number	Description

10.15*	Transition Agreement dated November 3, 2014, by and between the Company and Anthony Zingale. (7) (Exhibit 10.2)

10.16*	2012 Executive Bonus Plan. (2) (Exhibit 10.1)

10.17*	Amended and Restated Offer Letter, dated February 9, 2015, by and between the Company and Elisa Steele.

10.18*	Amended and Restated Change of Control and Retention Agreement, dated February 9, 2015, by and between the Company and Elisa Steele.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.
(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.
(3)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.
(4)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 7, 2012.
(5)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 1, 2013.
(6)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on February 19, 2014.
(7)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 6, 2014.

E-2