Form 10-Q
period 2015-03-31
Jive Software, Inc.
filed 2015-05-06
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2015 was 74,818,044.

JIVE SOFTWARE, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$28,024	$20,594
Short-term marketable securities	91,338	93,001
Accounts receivable, net of allowances of $694 and $559	42,921	66,729
Prepaid expenses and other current assets	13,476	13,490

Total current assets	175,759	193,814
Marketable securities, noncurrent	14,641	7,542
Property and equipment, net of accumulated depreciation of $31,457 and $29,548	13,600	12,986
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $19,032 and $17,390	7,809	9,448
Other assets	8,962	9,314

Total assets	$250,524	$262,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,248	$3,565
Accrued payroll and related liabilities	5,830	6,622
Other accrued liabilities	6,874	8,246
Deferred revenue, current	124,774	128,592
Term debt, current	2,400	2,400

Total current liabilities	144,126	149,425
Deferred revenue, less current portion	27,631	31,947
Term debt, less current portion	3,000	3,600
Other long-term liabilities	1,458	1,288

Total liabilities	176,215	186,260
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued—81,210 shares at March 31, 2015 and 80,342 at December 31, 2014; outstanding—74,784 at March 31, 2015 and 73,917 at December 31, 2014	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	369,683	363,587
Accumulated deficit	(291,849)	(283,684)
Accumulated other comprehensive income (loss)	(180)	39

Total stockholders’ equity	74,309	76,597

Total liabilities and stockholders’ equity	$250,524	$262,857

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Product	$43,512	$37,377
Professional services	3,614	3,652

Total revenues	47,126	41,029
Cost of revenues:
Product	11,633	9,921
Professional services	5,593	5,534

Total cost of revenues	17,226	15,455

Gross profit	29,900	25,574
Operating expenses:
Research and development	13,973	12,897
Sales and marketing	18,865	23,501
General and administrative	6,499	6,319

Total operating expenses	39,337	42,717

Loss from operations	(9,437)	(17,143)
Other income (expense), net:
Interest income	53	41
Interest expense	(79)	(83)
Other, net	1,501	(10)

Total other income (expense), net	1,475	(52)

Loss before provision for income taxes	(7,962)	(17,195)
Provision for income taxes	203	129

Net loss	$(8,165)	$(17,324)

Basic and diluted net loss per share	$(0.11)	$(0.25)

Shares used in basic and diluted per share calculations	74,107	69,330

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net loss	$(8,165)	$(17,324)
Other comprehensive income (loss):
Foreign currency translation, net of tax	(265)	(23)
Unrealized gain on marketable securities, net of tax	46	26

Other comprehensive income (loss)	(219)	3

Comprehensive loss	$(8,384)	$(17,321)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,165)	$(17,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,138	3,982
Stock-based compensation	5,636	9,817
Change in deferred taxes	32	32
Non-recurring gain	(1,107)	—
(Increase) decrease in:
Accounts receivable, net	23,808	10,682
Prepaid expenses and other assets	228	(1,091)
Increase (decrease) in:
Accounts payable	555	(2,461)
Accrued payroll and related liabilities	(1,016)	253
Other accrued liabilities	(1,548)	(761)
Deferred revenue	(8,134)	(1,187)
Other long-term liabilities	138	(53)

Net cash provided by operating activities	14,565	1,889
Cash flows from investing activities:
Payments for purchase of property and equipment	(2,436)	(3,632)
Purchases of marketable securities	(33,368)	(18,634)
Sales of marketable securities	4,600	3,500
Maturities of marketable securities	23,051	20,567

Net cash provided by (used in) investing activities	(8,153)	1,801
Cash flows from financing activities:
Proceeds from exercise of stock options	627	1,048
Taxes paid related to net share settlement of equity awards	(167)	(254)
Repayments of term loans	(600)	(600)
Earnout payment for prior acquisition	—	(576)
Non-recurring gain	1,107	—

Net cash provided by (used in) financing activities	967	(382)

Net increase in cash and cash equivalents	7,379	3,308
Effect of exchange rate changes	51	2
Cash and cash equivalents, beginning of period	20,594	38,415

Cash and cash equivalents, end of period	$28,024	$41,725

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2015 is not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the estimates relating to:

•	revenue recognition;

•	the useful lives of property and equipment;

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill;

•	other long-lived assets;

•	capitalized software development costs; and

•	the recoverability of deferred income tax assets and liabilities.

Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

Note 3. Stock-Based Compensation

Stock Plan and Option Activity

Certain information regarding stock option activity for the three months ended March 31, 2015 and stock options outstanding as of March 31, 2015 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2014	3,389,132	7,329,575	$5.97
Additional shares reserved	2,870,538
Granted – stock options	(778,500)	778,500	5.34
Forfeited – stock options	285,723	(285,723)	13.20
Exercised – stock options		(742,432)	0.84
Granted – restricted stock units (“RSUs”)	(1,130,213)
Forfeited – RSUs	297,685
Forfeited performance stock units (“PSUs”)	250,000
Vested RSUs adjusted for taxes	28,476

Balances, March 31, 2015	5,212,841	7,079,920	$6.15	6.04	$10,800

Exercisable at March 31, 2015		4,887,977	$5.37	4.67	$10,800

Vested and expected to vest		6,762,274	$6.11	5.88	$10,800

Restricted Stock Activity

Restricted stock results from the exercise of non-qualified stock options (“NSOs”) with reverse vesting provisions and the grant of PSUs and RSUs. The shares of restricted stock vest over the period specified in the related NSO, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2014	4,043,912	$11.21
Granted – RSUs	1,130,213	5.50
Vested – RSUs	(190,572)	9.44
Forfeited – RSUs	(297,685)	12.74
Forfeited – PSUs	(250,000)	8.12

Balances, March 31, 2015	4,435,868	9.90

All shares to be issued upon the exercise of stock options and the vesting of restricted stock awards will come from newly issued shares.

Stock-Based Compensation

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of revenues	$820	$1,170
Research and development	2,518	2,980
Sales and marketing	784	3,742
General and administrative	1,522	1,925

	$5,644	$9,817

Stock-based compensation related to non-employee awards (included in total stock-based compensation above)	$—	$41

Stock-based compensation capitalized related to the development of internal-use software	$—	$438

As of March 31, 2015, unrecognized stock-based compensation related to all stock-based awards was $42.7 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

Note 4. Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Numerator:
Net loss	$(8,165)	$(17,324)

Denominator:
Weighted-average common shares outstanding	74,417	70,059
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(310)	(729)

Weighted-average shares used to compute net loss per share, basic and diluted	74,107	69,330

Net loss per share, basic and diluted	$(0.11)	$(0.25)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2015	2014
Shares subject to outstanding common stock options	7,079,920	9,269,904
Unvested restricted common stock	4,435,868	5,518,538
Common stock subject to repurchase	272,068	635,928

	11,787,856	15,424,370

Note 5. Goodwill and Other Intangible Assets, net

Goodwill

Our goodwill balance did not change during the three months ended March 31, 2015 or during the year ended December 31, 2014.

Other Intangible Assets, net

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	March 31, 2015	December 31, 2014
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(13,395)	(12,049)

		7,046	8,392
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,797)	(1,634)

		231	394
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,407)	(1,277)

		532	662

Total intangible assets, net		$7,809	$9,448

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2015	2014
$1,639	$1,229

Expected future amortization expense as of March 31, 2015 is as follows (in thousands):

Remainder of 2015	$3,263
2016	2,579
2017	1,587
2018	380
2019	—
Thereafter	—

$7,809

Note 6. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

March 31, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$25,737	$—	$—	$25,737
Cash equivalents:
Money market mutual funds	2,287	—	—	2,287

Total cash and cash equivalents	28,024	—	—	28,024
Short-term marketable securities:
Commercial paper	3,498	—	—	3,498
Corporate notes and bonds	49,378	—	(12)	49,366
U.S. agency obligations	38,476	—	(2)	38,474

Total short-term marketable securities	91,352	—	(14)	91,338
Marketable securities, noncurrent:
Corporate notes and bonds	7,078	2	—	7,080
Government obligations	3,993	6	—	3,999
U.S. agency obligations	3,561	1	—	3,562

Total marketable securities, noncurrent	14,632	9	—	14,641

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$134,008	$9	$(14)	$134,003

December 31, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,985	$—	$—	$18,985
Cash equivalents:
Money market mutual funds	1,609	—	—	1,609

Total cash and cash equivalents	20,594	—	—	20,594
Short-term marketable securities:
Commercial paper	2,499	—	—	2,499
Corporate notes and bonds	53,643	—	(35)	53,608
U.S. agency obligations	36,907	—	(13)	36,894

Total short-term marketable securities	93,049	—	(48)	93,001
Marketable securities, noncurrent:
Corporate notes and bonds	3,501	—	(4)	3,497
Government obligations	1,995	1	—	1,996
U.S. agency obligations	2,049	—	—	2,049

Total marketable securities, noncurrent	7,545	1	(4)	7,542

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$121,188	$1	$(52)	$121,137

As of March 31, 2015 and December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2015, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$91,338
Due within 1 year through 3 years	14,641

Total marketable securities	$105,979

See also Note 7.

Note 7. Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$2,287	$—	$—	$2,287
Marketable securities
Commercial paper	—	3,498	—	3,498
Corporate notes and bonds	—	56,446	—	56,446
Government obligations	—	3,999	—	3,999
U.S. government and agency	—	42,036	—	42,036

	—	105,979	—	105,979

Total	$2,287	$105,979	$—	$108,266

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,609	$—	$—	$1,609
Marketable securities
Commercial paper	—	2,499	—	2,499
Corporate notes and bonds	—	57,105	—	57,105
Government obligations	—	1,996	—	1,996
U.S. government and agency	—	38,943	—	38,943

	—	100,543	—	100,543

Total	$1,609	$100,543	$—	$102,152

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the three months ended March 31, 2015.

During the three months ended March 31, 2015 and 2014, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a non-recurring basis.

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

Note 8. Long-Term Debt

We have a secured revolving loan facility and term loan facility of up to $30.0 million under a loan agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), which expires by its terms on May 23, 2017.

On March 31, 2015, we entered into a Third Loan Modification Agreement with SVB to modify the adjusted EBITDA financial covenant for periods ending after December 31, 2014 and to amend the expiration date of the Loan Agreement.

At March 31, 2015, we had $0.9 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $5.4 million of term loans outstanding at an interest rate of 2.26%. We were in compliance with all covenants as of March 31, 2015.

Note 9. Commitments and Contingencies

In addition to $19.5 million in future payments under our operating leases, we have $3.4 million of commitments under non-cancelable purchase orders at March 31, 2015. The non-cancelable purchase order commitments will be filled at various times through the third quarter of 2016. Our longest operating lease expires in March 2020.

Note 10. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$45	$64
Cash paid for income taxes	168	24

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

	March 31, 2015	December 31, 2014
Accounts receivable	$225	$46
Current deferred revenue	746	548
Non-current deferred revenue	33	75

	Three Months Ended March 31,
	2015	2014
Revenues	$197	$231

Note 12. Disgorgement Funds Received

On January 8, 2015, we received $1.1 million from a stockholder in settlement of a claim under Section 16(b) of the United States Securities Exchange Act of 1934. We recognized the amount when realized in other, net on our Consolidated Statements of Operations. The amount is reflected as a non-recurring gain in our financing cash flows.

Note 13. New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for us on January 1, 2017 and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting. On April 1, 2015, the FASB tentatively agreed to propose a one-year deferral of the effective date for ASU 2014-09, but would permit all entities to adopt the standard as of the original effective date for public business entities (i.e., annual periods beginning after December 15, 2016, and interim periods therein). The FASB expects to issue an Exposure Draft for this issue in the near term.

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 75.3% of revenues derived from the Jive Platform in the first quarter of 2015 compared to 73.0% in the first quarter of 2014. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we believe there is a meaningful growth opportunity in the external community market as well, and we are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we released a non-customizable version of our cloud based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In the first quarter of 2015, product revenues from all public cloud deployments represented 66.1% of total product revenues compared to 66.2% in the first quarter of 2014. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will continue to comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.1% of total revenues in the first quarter of 2015 compared to 76.1% in the first quarter of 2014. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

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

In early February 2015, we announced the planned launch of three new workstyle-focused applications built around employees’ mobile work habits:

•	Jive Daily. A modern, mobile employee communications and strategic alignment solution which launched in late February 2015.

•	Jive Chime. A frictionless, real-time messaging solution for co-workers available on mobile devices and desktops which launched in late April 2015.

•	Jive People. An enhanced, dynamic company directory to identify and connect with colleagues on the go.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first quarter of 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our 2014 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2015.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Total revenues	$47,126	$41,029	$6,097	14.9%
Deferred revenue, current, end of period	124,774	113,454	11,320	10.0%
Less: deferred revenue, current, beginning of period	(128,592)	(112,432)	(16,160)	14.4%

Short-term billings	$43,308	$42,051	$1,257	3.0%

Total Billings

	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Total revenues	$47,126	$41,029	$6,097	14.9%
Deferred revenue, end of period	152,405	146,150	6,255	4.3%
Less: deferred revenue, beginning of period	(160,539)	(147,337)	(13,202)	9.0%

Total billings	$38,992	$39,842	$(850)	(2.1)%

We monitor short-term billings and total billings in addition to other financial measures presented in accordance with GAAP to manage our business, make planning decisions, evaluate our performance and allocate resources. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and they will help investors better understand the sales volumes and performance of our business.

Our uses of short-term billings and total billings have limitations as analytical tools, and should not be considered in isolation or as a substitute for total revenues or an analysis of our results as reported under GAAP. Some of these limitations are:

•	short-term billings and total billings are not substitutes for total revenues, as billings are recognized when invoiced, while revenue is primarily recognized ratably over the contract term;

•	short-term billings can include fees paid for license terms greater than 12 months in prior periods that were previously recorded on our Consolidated Balance Sheets as a component of non-current deferred revenue and were reclassified in the current period as deferred revenue, current and therefore do not always reflect billings that occurred in the period;

•	total billings can include fees paid for license terms greater than 12 months and for subscription renewals prior to the expiration of the current subscription term and, therefore, do not always closely match with the timing of delivery of support, maintenance and hosting services and the costs associated with delivering those services;

•	changes to the composition of current period short-term billings and total billings may impact the correlation of current period short-term billings and total billings to future period revenues;

•	short-term billings and total billings would not exclude any agreements that contain customer acceptance provisions or other contractual contingencies that would require deferral of revenue required under GAAP; and

•	other companies, including companies in our industry, may not use short-term billings or total billings, may calculate non-GAAP measures differently or may use other financial measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP measures as comparative measures.

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

The increase in short-term billings in the period presented was primarily driven by an increase in customers renewing prior to the period in which their existing subscription term concludes, the addition of new customers and increased upsell of our products to existing customers.

The decrease in total billings in the period presented was primarily driven by fewer customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	As of March 31,
	2015	2014	Change	% Change
Jive Platform customer count	964	890	74	8.3%

Our product revenues grew by 16.4% in the first quarter of 2015 compared to the first quarter of 2014. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

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

Cost of professional services revenues includes all direct costs to provide our professional services, which primarily include salaries, benefits and stock-based compensation for our professional services personnel, as well as third-party subcontracting and outside services fees. We recognize expenses related to our professional services organization as they are incurred, while the majority of associated professional services revenues are recognized ratably over the subscription term.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2015 as we continue to focus our professional services organization on strategic consulting, user adoption and enablement.

Research and Development

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

Through the third quarter of 2014, we capitalized costs to develop internal-use software during the application development stage. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs. As such, subsequent to July 2014, we no longer capitalize costs related to internal-use software and we account for our current capitalized costs as capitalized software development costs.

Material software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or, working model if no program design is completed. Historically, technological feasibility has occurred concurrently with the commercial release of our products and as a result we have not capitalized software development costs. We do not anticipate capitalizing material software development costs in future periods.

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through March 31, 2015, we released products related to $3.6 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the second half of 2016.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the three months ended March 31, 2015 or 2014.

Capitalized computer software development costs consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	393	65

	$8,588	$8,916

Sales and Marketing

Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as earned as a component of sales and marketing expense. Sales incentive compensation is generally earned at the time a customer enters into a binding purchase agreement while associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue investing in sales and marketing to expand our global operations, increase revenues from current customers, build brand awareness and expand our indirect sales channel. We expect sales and marketing expenses to remain relatively unchanged in absolute dollars and remain our largest expense in absolute dollars and as a percentage of total revenues, although they may fluctuate as a percentage of total revenues.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. Also included in the first quarter of 2015, is a disgorgement of profits from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2015(1)(2)		Three Months Ended March 31, 2014(1)(2)
Revenues:
Products	$43,512	92.3%	$37,377	91.1%
Professional services	3,614	7.7%	3,652	8.9%

Total revenues	47,126	100.0%	41,029	100.0%
Cost of revenues:
Products	11,633	24.7%	9,921	24.2%
Professional services	5,593	11.9%	5,534	13.5%

Total cost of revenues	17,226	36.6%	15,455	37.7%

Gross profit:
Products	31,879	67.6%	27,456	66.9%
Professional services	(1,979)	(4.2)%	(1,882)	(4.6)%

Total gross profit	29,900	63.4%	25,574	62.3%
Operating expenses:
Research and development	13,973	29.7%	12,897	31.4%
Sales and marketing	18,865	40.0%	23,501	57.3%
General and administrative	6,499	13.8%	6,319	15.4%

Total operating expenses	39,337	83.5%	42,717	104.1%

Loss from operations	(9,437)	(20.0)%	(17,143)	(41.8)%
Other income (expense), net	1,475	3.1%	(52)	(0.1)%

Loss before provision for income taxes	(7,962)	(16.9)%	(17,195)	(41.9)%
Provision for income taxes	203	0.4%	129	0.3%

Net loss	$(8,165)	(17.3)%	$(17,324)	(42.2)%

Basic and diluted net loss per common share	$(0.11)		$(0.25)

Shares used in per share calculations	74,107		69,330

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended March 31, 2015(2)		Three Months Ended March 31, 2014(2)
Cost of revenues	$820	1.7%	$1,170	2.9%
Research and development	2,518	5.3%	2,980	7.3%
Sales and marketing	784	1.7%	3,742	9.1%
General and administrative	1,522	3.2%	1,925	4.7%

	$5,644	12.0%	$9,817	23.9%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended March 31,		Dollar
	2015	2014	Change	% Change
Products	$43,512	$37,377	$6,135	16.4%
Professional services	3,614	3,652	(38)	(1.0)%

Total revenues	$47,126	$41,029	$6,097	14.9%

Products Revenues

The increase in products revenues in the first quarter of 2015 compared to the first quarter of 2014 was primarily the result of an increase in the average annual subscription value and an increase in the aggregate number of customers on the Jive Platform, which grew to 964 as of March 31, 2015 from 890 as of March 31, 2014. The increase in the average annual subscription value was primarily driven by upsell to existing customers.

Certain information regarding our revenues was as follows:

	Three Months Ended March 31,
	2015	2014
Dollar value of total revenues generated in the U.S.	$34.4 million	$31.2 million
Percentage of total revenues generated in the U.S.	73.1%	76.1%
Product revenues from public cloud deployments as a percentage of total product revenues	66.1%	66.2%
Product revenues from private cloud deployments as a percentage of total product revenues	33.9%	33.8%
Percentage of Jive Platform revenues that represented internally focused communities	75.3%	73.0%
Percentage of Jive Platform revenues that represented externally focused communities	24.7%	27.0%

Additionally, renewal rates, excluding upsell, were slightly below 90% for transactions over $50,000 in the first quarter 2015, and above 90% for the first quarter of 2014.

Professional Services Revenues

Professional services revenues in the first quarter of 2015 compared to the first quarter of 2014 remained relatively flat. Professional services revenues as a percentage of product revenues remained materially consistent in the first quarter of 2015 compared to the first quarter of 2014. We expect this percentage to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues decreased $0.3 million in the first quarter of 2015 compared to the first quarter of 2014.

Cost of Revenues and Gross Margins

Cost of Revenues: Products

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: products	$11,633	$9,921	$1,712	17.3%
Products gross margin	73.3%	73.5%

The increase in cost of revenues for products in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to:

•	a $0.6 million increase in third-party hosting services; and

•	a $0.5 million increase in subscription services;

•	a $0.4 million increase in other miscellaneous costs.

•	a $0.3 million increase in capitalized software amortization;

•	a $0.2 million increase in compensation and benefits, which includes a $0.2 million decrease in stock-based compensation;

•	a $0.2 million increase in third-party royalties;

The increase in products cost of revenue noted above was partially offset by a $0.5 million decrease in depreciation expense.

Cost of Revenues: Professional Services

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: professional services	$5,593	$5,534	$59	1.1%
Professional services gross margin	(54.8)%	(51.5)%

The slight increase in cost of revenues for professional services in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a $0.2 million increase in consulting fees, partially offset by a $0.1 million decrease in salaries and benefits, which includes a $0.2 million decrease in stock-based compensation.

The decrease in professional services gross margin in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a decrease in standalone professional services revenue and the aforementioned increase in consulting fees.

Research and Development

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Research and development	$13,973	$12,897	$1,076	8.3%
Percentage of total revenues	29.7%	31.4%

The increase in research and development expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to:

•	a $0.4 million net increase in compensation and benefits, which includes a $0.5 million decrease in stock-based compensation;

•	a $0.4 million increase in amortization expense; and

•	a $0.3 million increase in other miscellaneous costs.

During the first quarter of 2013, we began capitalizing research and development expenses related to software development costs. We capitalized $5.9 million and $3.1 million of such costs in 2014 and 2013, respectively. These costs otherwise would have been recognized as research and development salaries and benefits expenses. In the third quarter of 2014, our management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. Subsequent to July 2014, we no longer capitalize these costs, which will increase research and development costs in future periods as such costs will be recognized in the period they are incurred. During the fourth quarter of 2014 and first quarter of 2015, we released products related to a total of $3.6 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the second half of 2016. The capitalized amounts will be amortized over their estimated useful life once the related product is placed into service.

Sales and Marketing

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Sales and marketing	$18,865	$23,501	$(4,636)	(19.7)%
Percentage of total revenues	40.0%	57.3%

The decrease in sales and marketing expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to:

•	a $3.4 million decrease in compensation and benefits, which includes a $3.0 million decrease in stock-based compensation;

•	a $0.4 million decrease in third-party commissions;

•	a $0.3 million decrease in travel expenses;

•	a $0.3 million decrease in other miscellaneous costs; and

•	a $0.2 million decrease in third-party recruiting fees;

General and Administrative

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
General and administrative	$6,499	$6,319	$180	2.8%
Percentage of total revenues	13.8%	15.4%

The slight increase in general and administrative expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a $0.1 million increase in third-party recruiting fees and a $0.1 million increase in compensation and benefits, which includes a $0.4 million decrease in stock-based compensation.

Other Income (Expense), net

	Three Months Ended March 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Other income (expense), net	$1,475	$(52)	$1,527	NM
Percentage of total revenues	3.1%	(0.1)%

The increase in other income (expense), net in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act.

Provision For Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Provision for income taxes	$203	$129
Percentage of loss before income taxes	2.5%	0.7%

In the first quarter of both 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash flows provided by operating activities	$14,565	$1,889
Cash provided by (used in) investing activities	(8,153)	1,801
Cash provided by (used in) financing activities	967	(382)

Increase in cash and cash equivalents	$7,379	$3,308

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at March 31, 2015 consisted of $28.0 million of cash and cash equivalents, $91.3 million of short-term marketable securities and $14.6 million of non-current marketable securities. As of March 31, 2015, $1.5 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from March 31, 2015.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was $12.1 million in the first quarter of 2015. We expect free cash flow for of the full year 2015 to be between negative $2.0 million and negative $7.0 million.

Cash Flows from Operating Activities

Cash flows provided in operating activities were $14.6 million during the first quarter of 2015 compared to cash flows provided by operating activities of $1.9 million in the first quarter of 2014. The increase in cash flows generated from operating activities primarily resulted from a decrease in accounts receivable and a lower net loss. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $14.6 million of cash provided by operating activities in the first quarter of 2015 resulted from our net loss of $8.2 million, partially offset by net non-cash charges of $8.7 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net, decreased $23.8 million to $42.9 million at March 31, 2015 compared to $66.7 million at December 31, 2014, primarily as a result of a $22.1 million decrease in total billings in the first quarter of 2015 compared to the fourth quarter of 2014, while days billings outstanding was 99 days at March 31, 2015 compared to 101 days at December 31, 2014 due to the timing of payments received.

Accounts payable increased $0.6 million to $4.2 million at March 31, 2015 compared to $3.6 million at December 31, 2014, primarily due to the timing of payments.

Accrued payroll and related liabilities decreased $1.0 million to $5.8 million at March 31, 2015 compared to $6.6 million at December 31, 2014, primarily due to a decrease in accrued commissions of $1.3 million, partially offset by a $0.4 million increase in accrued bonuses.

Other accrued liabilities decreased $1.5 million to $6.9 million at March 31, 2015 compared to $8.2 million at December 31, 2014, primarily due to the timing of payments.

Deferred revenue decreased $8.1 million to $152.4 million at March 31, 2015 compared to $160.5 million at December 31, 2014, primarily due to a decrease in billings in the first quarter of 2015 compared to the fourth quarter of 2014. The current portion of deferred revenue decreased $3.8 million at March 31, 2015 compared to December 31, 2014, while the non-current portion decreased $4.3 million at March 31, 2015 compared to December 31, 2014. The decrease in non-current deferred revenue was primarily driven by a decrease in multi-year commitments where the full amount was billed up front in the first quarter of 2015 compared to 2014.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers. We utilized $8.2 million in net investing activities in the first quarter of 2015, which included $2.4 million used for purchases of property and equipment and $5.7 million used for purchases of marketable securities, net of maturities and sales.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and equity awards. Cash provided by financing activities of $1.0 million in the first quarter of 2015 resulted from a $1.1 million disgorgement of profit by a stockholder to us and $0.6 million in cash receipts related to stock option exercises. These proceeds were partially offset by $0.6 million in principal payments on our term debt and $0.2 million in taxes paid related to the net settlement of equity awards.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At March 31, 2015, we had $0.9 million of outstanding letters of credit, no revolving loans outstanding, $5.4 million of term loans outstanding at an interest rate of 2.26% and we were in compliance with all financial and restrictive covenants.

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

There have been no material changes in our reported market risks or risk management policies since the filing of our 2014 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. In the last ninemonths, we announced the resignations of our Chief Executive Officer, Senior Vice President of Worldwide Sales, Executive Vice President, Products, and Executive Vice President of Engineering and the related transition of departed executives’ roles and responsibilities to new and existing members of the senior management team and the announcement of a new Chief Executive Officer. If the new members of executive management do not successfully transition into their new positions, it could negatively impact our business and potentially prevent us from implementing a successful business plan in a timely manner.From time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform and other solutions.

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

Our quarterly operating results are likely to fluctuate. For example, our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of customers with renewal dates occurring in the fourth quarter continues to increase. Fluctuations in our quarterly financial results may be caused by a number of factors, many of which are out of our control. These factors include, but are not limited to, the following:

•	the renewal rates for our products;

•	upsell rates for our solutions and services;

•	changes in deferred revenue balances due to changes in the average duration of subscriptions, rate of renewals, timing of renewal billings, composition of billings for professional services, amount of multi-year prepayments, amount of non-renewable perpetual license billings and the rate of new business growth;

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	changes in the mix of our revenue derived from internal and external communities;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new products and product features;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our products;

•	changes in our go-to-market strategy;

•	the success of our channel partners and strategic partners in reselling our products;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•	general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over government-sponsored electronic surveillance activities;

•	purchases of new equipment and bandwidth in connection with our data center expansion;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill, other long-lived asset or capitalized software development cost impairment;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future foreign, federal, state and local sales and income tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 27%, 24% and 23% of our total revenues in the quarter ended March 31, 2015 and the fiscal years ended December 31, 2014 and 2013, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We have incurred losses in each of the last seven years and in the first quarter of 2015, including a net loss of $8.2 million in the first quarter of 2015, $56.2 million in 2014 and $75.4 million in 2013. At March 31, 2015, we had an accumulated deficit of $291.8 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team and the costs and expenses associated with this transition may exceed the rate at which we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, the transition may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

Our internally managed hosting facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, or other unanticipated problems, could result in lengthy interruptions in our service, which would materially impact our customers’ use of our offerings and may result in financial penalties for which we will be directly and solely responsible.

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

While we and our third-party vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. The frequency, severity, sophistication and public awareness of these cyber attacks or other intentional misconduct by computer hackers increased in 2014. If any such security breaches were to occur, it could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, information covered by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

In addition, through the Application Program Interfaces we make available to our customers and technology partners and through our add-on modules we deliver our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

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

We have continued to grow in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 674 at March 31, 2015 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

For example, in October 2012, Bascom Research, LLC (“Bascom”) filed a complaint for patent infringement against us, among others, in the U.S. District Court for the Eastern District of Virginia, captioned Bascom Research, LLC v. Jive Software, Inc., Civil Case No. 1:12CV1114. In May 2013, we entered into a settlement and license agreement with Bascom. The cost of such settlement was consistent with amounts accrued for settlement and was not material to our business, financial condition, or results of operations.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a U.S. federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. Further, from August 2014 through December 2014, we were under examination in Israel for the years ending December 31, 2010, 2011 and 2012. The examination officially concluded as of December 26, 2014 and did not have a material financial impact.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management’s report for fiscal 2014 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1	Third Loan Modification Agreement, dated as of March 31, 2015, by and between Jive Software, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 3.2 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: May 6, 2015	/s/ ELISA STEELE
Elisa Steele
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
Chief Financial Officer
(Principal Financial and Accounting Officer)