Form 10-Q
period 2015-06-30
Jive Software, Inc.
filed 2015-08-05
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of August 2, 2015 was 75,545,716.

JIVE SOFTWARE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	June 30,	December 31,
	2015	2014

Assets
Current assets:
Cash and cash equivalents	$20,043	$20,594
Short-term marketable securities	96,306	93,001
Accounts receivable, net of allowances of $1,200 and $559	46,686	66,729
Prepaid expenses and other current assets	13,193	13,490

Total current assets	176,228	193,814

Marketable securities, noncurrent	10,333	7,542
Property and equipment, net of accumulated depreciation of $33,543 and $29,548	13,150	12,986
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $20,120 and $17,390	6,718	9,448
Other assets	9,292	9,314

Total assets	$245,474	$262,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,683	$3,565
Accrued payroll and related liabilities	7,114	6,622
Other accrued liabilities	6,649	8,246
Deferred revenue, current	123,779	128,592
Term debt, current	2,400	2,400

Total current liabilities	146,625	149,425

Deferred revenue, less current portion	24,112	31,947
Term debt, less current portion	2,400	3,600
Other long-term liabilities	1,630	1,288

Total liabilities	174,767	186,260

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 81,970 shares at June 30, 2015 and 80,342 at December 31, 2014; outstanding - 75,544 at June 30, 2015 and 73,917 at December 31, 2014	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	375,068	363,587
Accumulated deficit	(301,159)	(283,684)
Accumulated other comprehensive income	143	39

Total stockholders’ equity	70,707	76,597

Total liabilities and stockholders’ equity	$245,474	$262,857

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues:
Product	$44,156	$39,037	$87,668	$76,414
Professional services	4,455	4,338	8,069	7,990

Total revenues	48,611	43,375	95,737	84,404

Cost of revenues:
Product	12,374	10,835	24,007	20,756
Professional services	5,777	5,805	11,370	11,339

Total cost of revenues	18,151	16,640	35,377	32,095

Gross profit	30,460	26,735	60,360	52,309

Operating expenses:
Research and development	13,577	12,991	27,550	25,888
Sales and marketing	18,959	21,658	37,824	45,159
General and administrative	6,780	6,514	13,279	12,833

Total operating expenses	39,316	41,163	78,653	83,880

Loss from operations	(8,856)	(14,428)	(18,293)	(31,571)

Other income (expense), net:
Interest income	67	60	120	101
Interest expense	(43)	(64)	(122)	(147)
Other, net	(464)	(141)	1,037	(151)

Total other income (expense), net	(440)	(145)	1,035	(197)

Loss before provision for income taxes	(9,296)	(14,573)	(17,258)	(31,768)
Provision for income taxes	14	57	217	186

Net loss	$(9,310)	$(14,630)	$(17,475)	$(31,954)

Basic and diluted net loss per share	$(0.12)	$(0.21)	$(0.23)	$(0.46)

Shares used in basic and diluted per share calculations	75,011	70,233	74,528	69,785

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net loss	$(9,310)	$(14,630)	$(17,475)	$(31,954)
Other comprehensive income (loss) related to:
Foreign currency translation, net of tax	344	109	79	86
Unrealized gain (loss) on marketable securities, net of tax	(21)	(24)	25	2

Other comprehensive income	323	85	104	88

Comprehensive loss	$(8,987)	$(14,545)	$(17,371)	$(31,866)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(17,475)	$(31,954)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	7,964	7,885
Stock-based compensation	11,288	18,625
Change in deferred taxes	63	32
Non-recurring gain	(1,107)	—
(Increase) decrease in:
Accounts receivable, net	20,043	19,894
Prepaid expenses and other assets	(341)	(2,931)
Increase (decrease) in:
Accounts payable	2,457	(890)
Accrued payroll and related liabilities	519	(311)
Other accrued liabilities	(1,650)	(628)
Deferred revenue	(12,648)	(3,759)
Other long-term liabilities	279	115

Net cash provided by operating activities	9,392	6,078

Cash flows from investing activities:
Payments for purchase of property and equipment	(3,343)	(6,588)
Purchases of marketable securities	(57,757)	(62,194)
Sales of marketable securities	11,302	11,101
Maturities of marketable securities	39,802	45,074

Net cash used in investing activities	(9,996)	(12,607)

Cash flows from financing activities:
Proceeds from exercise of stock options	788	1,528
Taxes paid related to net share settlement of equity awards	(595)	(1,115)
Repayments of term loans	(1,200)	(1,200)
Earnout payment for prior acquisition	—	(576)
Non-recurring gain	1,107	—

Net cash provided by (used in) financing activities	100	(1,363)

Net decrease in cash and cash equivalents	(504)	(7,892)
Effect of exchange rate changes	(47)	(24)
Cash and cash equivalents, beginning of period	20,594	38,415

Cash and cash equivalents, end of period	$20,043	$30,499

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015.

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

Stock Plan and Option Activity

Certain information regarding stock option activity for the six months ended June 30, 2015 and stock options outstanding as of June 30, 2015 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2014	3,389,132	7,329,575	$5.97
Additional shares reserved	2,870,538
Granted – stock options	(1,729,580)	1,729,580	5.51
Forfeited – stock options	631,908	(631,908)	11.71
Exercised – stock options		(906,169)	1.08
Granted – restricted stock units (“RSUs”)	(2,916,138)
Forfeited – RSUs	512,495
Forfeited – performance stock units (“PSUs”)	250,000
Vested RSUs adjusted for taxes	103,931

Balances, June 30, 2015	3,112,286	7,521,078	$5.97	6.34	$10,671

Exercisable at June 30, 2015		4,665,666	$5.36	4.56	$10,671

Vested and expected to vest		7,088,072	$5.94	6.15	$10,671

Restricted Stock Activity

Restricted stock results from the exercise of non-qualified stock options (“NSOs”) with reverse vesting provisions and the grant of PSUs and RSUs. The shares of restricted stock vest over the period specified in the related NSO, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2014	4,043,912	$11.21
Granted - RSUs	2,916,138	5.60
Vested - RSUs	(862,174)	12.70
Forfeited - RSUs	(512,495)	12.27
Forfeited - PSUs	(250,000)	8.12

Balances, June 30, 2015	5,335,381	7.95

All shares to be issued upon the exercise of stock options and the vesting of restricted stock awards will come from newly issued shares.

Stock-Based Compensation

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues	$834	$941	$1,654	$2,111
Research and development	1,835	2,992	4,353	5,972
Sales and marketing	1,010	2,885	1,794	6,627
General and administrative	1,967	1,990	3,489	3,915

	$5,646	$8,808	$11,290	$18,625

Stock-based compensation capitalized related to the development of internal-use software	$—	$721	$—	$1,159

As of June 30, 2015, unrecognized stock-based compensation related to all stock-based awards was $46.9 million, which will be recognized over the weighted average remaining vesting period of 2.9 years.

Note 4.	Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(9,310)	$(14,630)	$(17,475)	$(31,954)

Denominator:
Weighted-average common shares outstanding	75,126	70,756	74,759	70,409
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(115)	(523)	(231)	(624)

Weighted-average shares used to compute net loss per share, basic and diluted	75,011	70,233	74,528	69,785

Net loss per share, basic and diluted	$(0.12)	$(0.21)	$(0.23)	$(0.46)

Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2015	2014
Shares subject to outstanding common stock options	7,521,078	9,066,916
Unvested restricted common stock	5,335,381	5,334,135
Common stock subject to repurchase	41,344	400,651

	12,897,803	14,801,702

Note 5.	Goodwill and Other Intangible Assets

Goodwill

Our goodwill balance did not change during the six months ended June 30, 2015 or during the year ended December 31, 2014.

Other Intangible Assets, net

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful	June 30,	December 31,
	Life	2015	2014
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(14,292)	(12,049)

		6,149	8,392

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—

Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,863)	(1,634)

		165	394

Other	2-7 years	1,939	1,939
Accumulated amortization		(1,535)	(1,277)

		404	662

Total intangible assets, net		$6,718	$9,448

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2015	2014	2015	2014
$1,090	$1,212	$2,730	$2,441

Expected future amortization expense as of June 30, 2015 is as follows (in thousands):

Remainder of 2015	$2,172
2016	2,579
2017	1,587
2018	380
2019	—
Thereafter	—

$6,718

Note 6.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

June 30, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,290	$—	$—	$18,290
Cash equivalents:
Money market mutual funds	1,753	—	—	1,753

Total cash and cash equivalents	20,043	—	—	20,043
Short-term marketable securities:
Commercial paper	3,496	—	—	3,496
Corporate notes and bonds	50,188	—	(27)	50,161
Government obligations	1,998	2	—	2,000
U.S. agency obligations	40,647	2	—	40,649

Total short-term marketable securities	96,329	4	(27)	96,306
Marketable securities, noncurrent:
Corporate notes and bonds	6,320	—	(5)	6,315
Government obligations	1,996	3	—	1,999
U.S. agency obligations	2,020	—	(1)	2,019

Total marketable securities, noncurrent	10,336	3	(6)	10,333

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$126,708	$7	$(33)	$126,682

December 31, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,985	$—	$—	$18,985
Cash equivalents:
Money market mutual funds	1,609	—	—	1,609

Total cash and cash equivalents	20,594	—	—	20,594
Short-term marketable securities:
Commercial paper	2,499	—	—	2,499
Corporate notes and bonds	53,643	—	(35)	53,608
U.S. agency obligations	36,907	—	(13)	36,894

Total short-term marketable securities	93,049	—	(48)	93,001
Marketable securities, noncurrent:
Corporate notes and bonds	3,501	—	(4)	3,497
Government obligations	1,995	1	—	1,996
U.S. agency obligations	2,049	—	—	2,049

Total marketable securities, noncurrent	7,545	1	(4)	7,542

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$121,188	$1	$(52)	$121,137

As of June 30, 2015 and December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

As of June 30, 2015, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$96,306
Due within 1 year through 3 years	10,333

Total marketable securities	$106,639

See also Note 7.

Note 7.	Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,753	$—	$—	$1,753
Marketable securities
Commercial paper	—	3,496	—	3,496
Corporate notes and bonds	—	56,476	—	56,476
Government obligations	—	3,999	—	3,999
U.S. agency obligations	—	42,668	—	42,668

	—	106,639	—	106,639

Total	$1,753	$106,639	$—	$108,392

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,609	$—	$—	$1,609
Marketable securities
Commercial paper	—	2,499	—	2,499
Corporate notes and bonds	—	57,105	—	57,105
Government obligations	—	1,996	—	1,996
U.S. agency obligations	—	38,943	—	38,943

	—	100,543	—	100,543

Total	$1,609	$100,543	$—	$102,152

We did not have any financial liabilities measures at fair value on a recurring basis at June 30, 2015 or December 31, 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the six months ended June 30, 2015.

During the three and six-month periods ended June 30, 2015 and 2014, we did not record any other-than-temporary impairments.

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

At June 30, 2015, we had $0.7 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $4.8 million of term loans outstanding at an interest rate of 2.28%. We were in compliance with all covenants as of June 30, 2015.

Note 9.	Commitments and Contingencies

In addition to the $20.7 million of future payments under our operating leases, we have $3.6 million of commitments under non-cancelable purchase orders at June 30, 2015. These non-cancelable purchase order commitments will be filled at various times through the second quarter of 2017; and our longest operating lease expires in February 2021.

Note 10.	Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$74	$106
Cash paid for income taxes	278	97

Note 11.	Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors of these customers. We believe the transactions between these customers and us were carried out on an arm’s-length basis. Certain information regarding these customers was as follows (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable	$94	$46
Current deferred revenue	658	548
Non-current deferred revenue	60	75

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$252	$229	$472	$459

Note 12.	Disgorgement Funds Received

On January 8, 2015, we received $1.1 million from a stockholder in settlement of a claim under Section 16(b) of the United States Securities Exchange Act of 1934. We recognized the amount when realized in other, net on our Consolidated Statements of Operations. The amount is reflected as a non-recurring gain in our financing cash flows on our Consolidated Statements of Cash Flows.

Note 13.	New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, is effective for us on January 1, 2018 with early application effective January 1, 2017 permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU No. 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and, if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 75.4% of revenues derived from our Jive Platform in the first six months of 2015 compared to 73.2% in the first six months of 2014. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we believe there is a meaningful growth opportunity in the external community market as well, and we are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. Jive Cloud is our non-customizable version of our cloud-based platform, which is generally on a quarterly release cycle for new features and functionality. In the first six months of 2015, product revenues from all public cloud deployments, including Jive Cloud, represented 66.8% of total product revenues compared to 67.2% in the first six months of 2014. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will continue to comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.2% of total revenues in the first six months of 2015 compared to 76.7% in the first six months of 2014. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In early February 2015, we announced the planned launch of three new workstyle-focused applications built around employees’ mobile work habits:

•	Jive Daily. A modern, mobile employee communications and strategic alignment solution which launched in late February 2015.

•	Jive Chime. A frictionless, real-time messaging solution for co-workers available on mobile devices and desktops which launched in late April 2015.

•	Jive Circle. An enhanced, dynamic company directory to identify and connect with colleagues on the go.

The Jive workstyle mobile applications are built on a unified architecture and will be capable of use by users either independently or together as a suite of products.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first six months of 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our 2014 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2015.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Total revenues	$48,611	$43,375	$5,236	12.1%
Deferred revenue, current, end of period	123,779	116,134	7,645	6.6%
Less: deferred revenue, current, beginning of period	(124,774)	(113,454)	(11,320)	10.0%

Short-term billings	$47,616	$46,055	$1,561	3.4%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Total revenues	$95,737	$84,404	$11,333	13.4%
Deferred revenue, current, end of period	123,779	116,134	7,645	6.6%
Less: deferred revenue, current, beginning of period	(128,592)	(112,432)	(16,160)	14.4%

Short-term billings	$90,924	$88,106	$2,818	3.2%

Total Billings

	Three Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Total revenues	$48,611	$43,375	$5,236	12.1%
Deferred revenue, end of period	147,891	143,578	4,313	3.0%
Less: deferred revenue, beginning of period	(152,405)	(146,150)	(6,255)	4.3%

Total billings	$44,097	$40,803	$3,294	8.1%

	Six Months Ended June 30,		Dollar
	2015	2014	Change	% Change
Total revenues	$95,737	$84,404	$11,333	13.4%
Deferred revenue, end of period	147,891	143,578	4,313	3.0%
Less: deferred revenue, beginning of period	(160,539)	(147,337)	(13,202)	9.0%

Total billings	$83,089	$80,645	$2,444	3.0%

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

The increases in short-term billings in the periods presented were primarily driven by an increase in customers renewing prior to the period in which their existing subscription term concludes, the addition of new customers and increased upsell of our products to existing customers.

The increases in total billings in the periods presented were primarily driven by an increase in customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	As of June 30,
	2015	2014	Change	% Change
Jive Platform customer count	977	903	74	8.2%

Our product revenues grew by 14.7% in the first six months of 2015 compared to the first six months of 2014. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through June 30, 2015, we released products related to $4.0 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the second half of 2016.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the three or six months ended June 30, 2015 or 2014.

Capitalized computer software development costs consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(870)	(65)

	$8,111	$8,916

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. Also included in the first six months of 2015 is a disgorgement of profits from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2015(1)(2)		Three Months Ended June 30, 2014(1)(2)
Revenues:
Products	$44,156	90.8%	$39,037	90.0%
Professional services	4,455	9.2%	4,338	10.0%

Total revenues	48,611	100.0%	43,375	100.0%
Cost of revenues:
Products	12,374	25.5%	10,835	25.0%
Professional services	5,777	11.9%	5,805	13.4%

Total cost of revenues	18,151	37.3%	16,640	38.4%

Gross profit:
Products	31,782	65.4%	28,202	65.0%
Professional services	(1,322)	(2.7)%	(1,467)	(3.4)%

Total gross profit	30,460	62.7%	26,735	61.6%
Operating expenses:
Research and development	13,577	27.9%	12,991	30.0%
Sales and marketing	18,959	39.0%	21,658	49.9%
General and administrative	6,780	13.9%	6,514	15.0%

Total operating expenses	39,316	80.9%	41,163	94.9%

Loss from operations	(8,856)	(18.2)%	(14,428)	(33.3)%
Other expense, net	(440)	(0.9)%	(145)	(0.3)%

Loss before provision for income taxes	(9,296)	(19.1)%	(14,573)	(33.6)%
Provision for income taxes	14	0.0%	57	0.1%

Net loss	$(9,310)	(19.2)%	$(14,630)	(33.7)%

Basic and diluted net loss per common share	$(0.12)		$(0.21)

Shares used in per share calculations	75,011		70,233

	Six Months Ended June 30, 2015(1)(2)		Six Months Ended June 30, 2014(1)(2)
Revenues:
Products	$87,668	91.6%	$76,414	90.5%
Professional services	8,069	8.4%	7,990	9.5%

Total revenues	95,737	100.0%	84,404	100.0%
Cost of revenues:
Products	24,007	25.1%	20,756	24.6%
Professional services	11,370	11.9%	11,339	13.4%

Total cost of revenues	35,377	37.0%	32,095	38.0%

Gross profit:
Products	63,661	66.5%	55,658	65.9%
Professional services	(3,301)	(3.4)%	(3,349)	(4.0)%

Total gross profit	60,360	63.0%	52,309	62.0%
Operating expenses:
Research and development	27,550	28.8%	25,888	30.7%
Sales and marketing	37,824	39.5%	45,159	53.5%
General and administrative	13,279	13.9%	12,833	15.2%

Total operating expenses	78,653	82.2%	83,880	99.4%

Loss from operations	(18,293)	(19.1)%	(31,571)	(37.4)%
Other income (expense), net	1,035	1.1%	(197)	(0.2)%

Loss before provision for income taxes	(17,258)	(18.0)%	(31,768)	(37.6)%
Provision for income taxes	217	0.2%	186	0.2%

Net loss	$(17,475)	(18.3)%	$(31,954)	(37.9)%

Basic and diluted net loss per common share	$(0.23)		$(0.46)

Shares used in per share calculations	74,528		69,785

(1)	Stock-based compensation was included in our statements of operations data as follows (in thousands):

	Three Months Ended June 30, 2015(2)		Three Months Ended June 30, 2014(2)
Cost of revenues	$834	1.7%	$941	2.2%
Research and development	1,835	3.8%	2,992	6.9%
Sales and marketing	1,010	2.1%	2,885	6.7%
General and administrative	1,967	4.0%	1,990	4.6%

	$5,646	11.6%	$8,808	20.3%

	Six Months Ended June 30, 2015(2)		Six Months Ended June 30, 2014(2)
Cost of revenues	$1,654	1.7%	$2,111	2.5%
Research and development	4,353	4.5%	5,972	7.1%
Sales and marketing	1,794	1.9%	6,627	7.9%
General and administrative	3,489	3.6%	3,915	4.6%

	$11,290	11.8%	$18,625	22.1%

(2)	Percentages may not add due to rounding.

Revenues

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Products	$44,156	$39,037	$5,119	13.1%
Professional services	4,455	4,338	117	2.7%

Total revenues	$48,611	$43,375	$5,236	12.1%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Products	$87,668	$76,414	$11,254	14.7%
Professional services	8,069	7,990	79	1.0%

Total revenues	$95,737	$84,404	$11,333	13.4%

Products Revenue

The increases in products revenue in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 were primarily the result of increases in the average annual subscription value and in the aggregate number of customers on the Jive Platform, which grew to 977 as of June 30, 2015 from 903 as of June 30, 2014. The increases in the average annual subscription value were primarily driven by upsell to existing customers.

Certain information regarding our revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dollar value of total revenues generated in the U.S.	$35.7 million	$33.5 million	$70.1 million	$64.8 million
Percentage of total revenues generated in the U.S.	73.4%	77.1%	73.2%	76.7%
Product revenues from public cloud deployments as a percentage of total product revenues	67.5%	68.2%	66.8%	67.2%
Product revenues from private cloud deployments as a percentage of total product revenues	32.5%	31.8%	33.2%	32.8%
Percentage of Jive Platform revenues that represented internally focused communities	75.5%	73.4%	75.4%	73.2%
Percentage of Jive Platform revenues that represented externally focused communities	24.5%	26.6%	24.6%	26.8%

Additionally, renewal rates, excluding upsell, were slightly below 90% for transactions over $50,000 in the three and six-month periods ended June 30, 2015 and the three-month period ended June 30, 2014. They were slightly above 90% for the six-month period ended June 30, 2014. Renewal rates being slightly below 90% is the result of certain enterprise customers electing not to renew due to a combination of factors including competition, level of usage and budget constraints.

Professional Services Revenue

Professional services revenue in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 remained relatively flat. Professional services revenues as a percentage of product revenues remained materially consistent in the 2015 periods compared to the 2014 periods. We expect this percentage to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three and six-month periods ended June 30, 2015 increased $0.1 million and decreased $0.2 million, respectively, compared to the same periods in 2014.

Cost of Revenues and Gross Margins

Cost of Revenues: Products

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: products	$12,374	$10,835	$1,539	14.2%
Products gross margin	72.0%	72.2%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: products	$24,007	$20,756	$3,251	15.7%
Products gross margin	72.6%	72.8%

The increases in cost of revenues for products in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 were primarily due to the increases in products revenues and included the following:

•	a $0.6 million and a $1.2 million increase, respectively, in third-party hosting services;

•	a $0.5 million and a $0.8 million increase, respectively, in capitalized software amortization;

•	a $0.4 million and a $0.8 million increase, respectively, in subscription services;

•	a $0.2 million and a $0.4 million increase, respectively, in salaries and benefits, which includes a $0.2 million and a $0.3 million decrease, respectively, in stock-based compensation;

•	a $0.2 million and a $0.5 million increase, respectively, in third-party royalties;

•	a $0.3 million increase in rent for the six-month period; and

•	a $0.2 million increase in miscellaneous costs for the six-month period.

The increases in costs of revenues for products noted above were partially offset by a $0.4 million and a $0.9 million decrease, respectively, in depreciation expense.

Cost of Revenues: Professional Services

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: professional services	$5,777	$5,805	$(28)	(0.5)%
Professional services gross margin	(29.7)%	(33.8)%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: professional services	$11,370	$11,339	$31	0.3%
Professional services gross margin	(40.9)%	(41.9)%

The slight changes in cost of revenues for professional services in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $0.2 million and a $0.1 million increase, respectively, in salaries and benefits, which includes a $0.1 million increase and a $0.1 million decrease, respectively, in stock-based compensation; and

•	a $0.3 million and a $0.1 million decrease, respectively, in consulting fees.

The improvement in professional services gross margin in the three-months ended June 30, 2015 compared to the same period in 2014 was primarily due to an increase in standalone professional services revenue and the aforementioned decrease in consulting fees.

Research and Development

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Research and development	$13,577	$12,991	$586	4.5%
Percentage of total revenues	27.9%	30.0%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Research and development	$27,550	$25,888	$1,662	6.4%
Percentage of total revenues	28.8%	30.7%

The increases in research and development expenses in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $0.3 million and a $0.5 million increase, respectively, in overhead costs allocated to research and development based on relative headcount in 2015 compared to 2014;

•	a $0.3 million increase in amortization expense in the six-month period;

•	a $0.1 million and a $0.5 million increase, respectively, in salaries and benefits, which included a $1.2 million and a $1.6 million decrease, respectively, in stock-based compensation; and

•	a $0.2 million and a $0.4 million increase, respectively, in other miscellaneous costs.

During the first quarter of 2013, we began capitalizing research and development expenses related to software development costs. We capitalized $5.9 million and $3.1 million of such costs in 2014 and 2013, respectively. These costs otherwise would have been recognized as research and development salaries and benefits expenses. In the third quarter of 2014, our management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. Subsequent to July 2014, we no longer capitalize these costs, which will increase research and development costs in future periods as such costs will be recognized in the period they are incurred. Through June 30, 2015, we released products related to a total of $4.0 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the second half of 2016. The capitalized amounts will be amortized over their estimated useful life once the related product is placed into service.

Sales and Marketing

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Sales and marketing	$18,959	$21,658	$(2,699)	(12.5)%
Percentage of total revenues	39.0%	49.9%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Sales and marketing	$37,824	$45,159	$(7,335)	(16.2)%
Percentage of total revenues	39.5%	53.5%

The decreases in sales and marketing expenses in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $2.7 million and a $6.1 million decrease, respectively, in salaries and benefits, including a $1.9 million and a $4.8 million decrease, respectively, in stock-based compensation;

•	a $0.2 million and a $0.6 million decrease, respectively, in travel expenses;

•	a $0.3 million and a $0.5 million decrease, respectively, in other miscellaneous costs; and

•	a $1.0 million decrease in third-party commissions for the six-month period.

The decreases noted above were partially offset by a $0.5 million and a $0.9 million increase, respectively, in consulting fees.

General and Administrative

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
General and administrative	$6,780	$6,514	$266	4.1%
Percentage of total revenues	13.9%	15.0%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
General and administrative	$13,279	$12,833	$446	3.5%
Percentage of total revenues	13.9%	15.2%

The increases in general and administrative expenses in the three and six-month periods ended June 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $0.3 million and a $0.6 million increase, respectively, in consulting fees;

•	a $0.3 million and a $0.4 million increase, respectively, in salaries and benefits, which includes a $0.4 million decrease in stock-based compensation for the six-month period; and

•	a $0.2 million and a $0.3 million increase, respectively, in other miscellaneous costs.

The increases noted above were partially offset by a $0.5 million and a $0.9 million decrease, respectively, in overhead allocations out of general and administrative to the other functions based on relative headcount in the 2015 periods compared to the same periods of 2014.

Other Income (Expense), net

	Three Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Other Income (Expense), net	$(440)	$(145)	$(295)	NM
Percentage of total revenues	(0.9)%	(0.3)%

	Six Months Ended June 30,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Other Income (Expense), net	$1,035	$(197)	$1,232	NM
Percentage of total revenues	1.1%	(0.2)%

NM – not meaningful.

The decrease in other income (expense), net in the three-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to a decrease in unrealized foreign currency gains.

The increase in other income (expense), net in the six-month period ended June 30, 2015 compared to the same period of 2014 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act.

Provision For Income Taxes

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014
Provision for income taxes	$14	$57
Percentage of loss before income taxes	0.2%	0.4%

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Provision for income taxes	$217	$186
Percentage of loss before income taxes	1.3%	0.6%

In both the 2015 and 2014 periods, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Cash flows provided by operating activities	$9,392	$6,078
Cash used in investing activities	(9,996)	(12,607)
Cash provided by (used in) financing activities	100	(1,363)

Decrease in cash and cash equivalents	$(504)	$(7,892)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering in December 2011.

Our principal source of liquidity at June 30, 2015 consisted of $20.0 million of cash and cash equivalents, $96.3 million of short-term marketable securities and $10.3 million of non-current marketable securities. As of June 30, 2015, $2.7 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from June 30, 2015.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was $6.0 million in the first six months of 2015. We expect free cash flow for of the full year 2015 to be between negative $2.0 million and negative $7.0 million. This is primarily due to our first quarter being our largest quarter for collections and operating cash flow which is offset by funding our operations and purchases of property and equipment through the remainder of the year.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $9.4 million during the first six months of 2015 compared to cash flows provided by operating activities of $6.1 million in the first six months of 2014. The increase in cash flows generated from operating activities primarily resulted from a lower net loss. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $9.4 million of cash provided by operating activities in the first six months of 2015 resulted from our net loss of $17.5 million, partially offset by net non-cash charges of $18.2 million and changes in our operating assets and liabilities as discussed below.

Accounts receivable, net, decreased $20.0 million to $46.7 million at June 30, 2015 compared to $66.7 million at December 31, 2014, primarily as a result of a $17.0 million decrease in total billings in the second quarter of 2015 compared to the fourth quarter of 2014. Additionally, days billings outstanding was 96 days at June 30, 2015 compared to 101 days at December 31, 2014 due to the timing of payments received.

Accounts payable increased $2.5 million to $6.7 million at June 30, 2015 compared to $3.6 million at December 31, 2014, primarily due to the timing of payments.

Accrued payroll and related liabilities increased $0.5 million to $7.1 million at June 30, 2015 compared to $6.6 million at December 31, 2014, primarily due to an increase in accrued bonuses of $1.4 million, partially offset by a $1.3 million decrease in accrued commissions.

Other accrued liabilities decreased $1.7 million to $6.6 million at June 30, 2015 compared to $8.2 million at December 31, 2014, primarily due to the timing of payments.

Deferred revenue decreased $12.6 million to $147.9 million at June 30, 2015 compared to $160.5 million at December 31, 2014, primarily due to a decrease in billings in the second quarter of 2015 compared to the fourth quarter of 2014. The current portion of deferred revenue decreased $4.8 million at June 30, 2015 compared to December 31, 2014, while the non-current portion decreased $7.8 million at June 30, 2015 compared to December 31, 2014. The decrease in non-current deferred revenue was primarily driven by a decrease in multi-year commitments where the full amount was billed up front in the second quarter of 2015 compared to 2014.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers. We utilized $10.0 million in net investing activities in the first six months of 2015, which included $3.3 million used for purchases of property and equipment and $6.7 million used for purchases of marketable securities, net of maturities and sales.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and equity awards. Cash provided by financing activities of $0.1 million in the first six months of 2015 resulted from a $1.1 million disgorgement of profit by a stockholder to us and $0.8 million in cash receipts related to stock option exercises. These proceeds were partially offset by $1.2 million in principal payments on our term debt and $0.6 million in taxes paid related to the net settlement of equity awards.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At June 30, 2015, we had $0.7 million of outstanding letters of credit, no revolving loans outstanding, $4.8 million of term loans outstanding at an interest rate of 2.28% and we were in compliance with all financial and restrictive covenants.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. In recent quarters, our renewal rates, excluding upsell, have declined to below 90% for transactions over $50,000, and may decline or fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. In the last year, we announced the resignations of our Chief Executive Officer, Senior Vice President of Worldwide Sales, Executive Vice President, Products, and Executive Vice President of Engineering and the related transition of departed executives’ roles and responsibilities to new and existing members of the senior management team and the announcement of a new Chief Executive Officer. If the new members of executive management do not successfully transition into their new positions, it could negatively impact our business and potentially prevent us from implementing a successful business plan in a timely manner. From time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. We are also substantially dependent on the continued service of our existing development personnel because of the complexity of our platform and other solutions.

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

The market for enterprise collaboration software is highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation, IBM Corporation and salesforce.com, inc., both of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone privately held software providers, whose primary products are focused on providing external communities to their customers. For our team-based real time messaging business, we compete with many smaller startup software providers, whose primary products are focused on providing real time messaging products to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications. For example, Facebook has recently announced plans to launch Facebook at Work to provide an enterprise version of its social network service and LinkedIn has also announced its intention to provide an enterprise-based offering. In addition, our competitors have in the past, and may in the future, enter into strategic alliances with each other, resulting in increased competition. To the extent that our competitors are successful in combining these social networking capabilities with their existing products and to the extent social and professional networking providers are able to adapt their solutions to the enterprise collaboration market, we could experience increased competition, which could adversely affect our billings, renewal rates, revenues and margins.

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

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region, South America and Europe. In addition, we supplement our direct sales efforts through relationships established with local resellers in such regions. Sales outside of the United States represented approximately 27%, 24% and 23% of our total revenues in the six months ended June 30, 2015 and the fiscal years ended December 31, 2014 and 2013, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

We have incurred losses in each of the last seven years and in the first six months of 2015, including a net loss of $17.5 million in the first six months of 2015, $56.2 million in 2014 and $75.4 million in 2013. At June 30, 2015, we had an accumulated deficit of $301.2 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team and the costs and expenses associated with this transition may exceed the rate at which we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, the transition may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

Our sales cycle can be long and unpredictable, particularly with respect to large enterprises, and we may have to delay revenue recognition for some of the more complex transactions, which could harm our business and operating results.

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our products. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. When targeting our sales efforts at large enterprise customers, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our products and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. For example, in December 2013, we experienced a hosting outage, which impacted several of our U.S. customers for up to 11.5 hours, as well as a shorter outages in March 2014 and April 2015. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

While we and our third-party vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. The frequency, severity, sophistication and public awareness of these cyber attacks or other intentional misconduct by computer hackers has increased in recent years. If any such security breaches were to occur, it could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, information covered by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

In addition, through the Application Program Interfaces (APIs) we make available to our customers and technology partners and through our add-on modules we deliver our customers may obtain third-party applications which access the data stored within their community. Because we do not control the transmissions between our customers and these third-party technology providers, or the processing of such data by third-party technology providers, we cannot ensure the complete integrity or security of such transmissions or processing. Any security breach could result in a loss of confidence in the security of our service, damage our reputation, disrupt our business, lead to legal and financial liability and negatively impact our future sales.

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

For instance, the publicity in the United States and abroad regarding the alleged surveillance activities of the NSA may cause our current and prospective customers to require additional information regarding our data disclosure policies which may elongate our sales cycles, require us to make additional contractual commitments, assume additional liabilities and adversely affect our billings.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or adequately address competitive challenges.

We have continued to grow in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 694 at June 30, 2015 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take 9 to 12 months or longer before our new sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In addition, the market for sales talent in the software industry is highly competitive and we may not be successful in our efforts to retain our sales representatives. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. Recently, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties for misuse of these rights. Additionally, within the United States in particular, non-practicing entities have significantly increased their activities of pursuing patent litigation against technology companies and their customers. As a result, technology and software companies are increasingly required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon or misappropriating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own confidential information or certain intellectual property. In addition, as we continue to expand globally, we may need to increase our headcount and, in doing so, we may hire individuals from competing industries and companies. While we have implemented procedures designed to ensure that we do not receive confidential information from third parties in such situations third parties may believe that their former employees may misuse confidential information obtained during their previous employment which may lead to an increased risk of litigation related to claims of misuse or unauthorized use of such competitors’ proprietary information.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

We also expect that the combination of being a public company and the existence of these new rules and regulations could make it more difficult for us to attract and retain qualified executive officers as well as qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee.

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

JIVE SOFTWARE, INC.

Dated: August 5, 2015	/s/ ELISA STEELE
Elisa Steele
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)