Form 10-Q
period 2015-09-30
Jive Software, Inc.
filed 2015-11-09
CIK 1462633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock outstanding as of November 4, 2015 was 75,890,197.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

JIVE SOFTWARE, INC.

Consolidated Balance Sheets

(In thousands, except per share data)

(Unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$17,451	$20,594
Short-term marketable securities	93,767	93,001
Accounts receivable, net of allowances of $973 and $559	47,037	66,729
Prepaid expenses and other current assets	13,558	13,490

Total current assets	171,813	193,814

Marketable securities, noncurrent	8,384	7,542
Property and equipment, net of accumulated depreciation of $35,509 and $29,548	11,857	12,986
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $21,216 and $17,390	5,622	9,448
Other assets	8,750	9,314

Total assets	$236,179	$262,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,889	$3,565
Accrued payroll and related liabilities	5,840	6,622
Other accrued liabilities	7,972	8,246
Deferred revenue, current	121,752	128,592
Term debt, current	2,400	2,400

Total current liabilities	145,853	149,425

Deferred revenue, less current portion	19,522	31,947
Term debt, less current portion	1,800	3,600
Other long-term liabilities	1,665	1,288

Total liabilities	168,840	186,260

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued – 82,257 shares at September 30, 2015 and 80,342 at December 31, 2014; outstanding – 75,831 at September 30, 2015 and 73,917 at December 31, 2014	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	380,636	363,587
Accumulated deficit	(309,988)	(283,684)
Accumulated other comprehensive income	36	39

Total stockholders’ equity	67,339	76,597

Total liabilities and stockholders’ equity	$236,179	$262,857

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product	$45,960	$42,162	$133,628	$118,576
Professional services	3,945	4,438	12,014	12,428

Total revenues	49,905	46,600	145,642	131,004

Cost of revenues:
Product	12,623	11,175	36,630	31,931
Professional services	5,542	6,060	16,912	17,399

Total cost of revenues	18,165	17,235	53,542	49,330

Gross profit	31,740	29,365	92,100	81,674

Operating expenses:
Research and development	13,187	13,608	40,737	39,496
Sales and marketing	20,172	21,696	57,996	66,855
General and administrative	7,141	6,161	20,420	18,994

Total operating expenses	40,500	41,465	119,153	125,345

Loss from operations	(8,760)	(12,100)	(27,053)	(43,671)

Other income (expense), net:
Interest income	72	50	192	151
Interest expense	(27)	(55)	(149)	(202)
Other, net	(1)	160	1,036	9

Total other income (expense), net	44	155	1,079	(42)

Loss before provision for income taxes	(8,716)	(11,945)	(25,974)	(43,713)
Provision for income taxes	113	164	330	350

Net loss	$(8,829)	$(12,109)	$(26,304)	$(44,063)

Basic and diluted net loss per share	$(0.12)	$(0.17)	$(0.35)	$(0.63)

Shares used in basic and diluted per share calculations	75,632	71,026	74,922	70,202

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(8,829)	$(12,109)	$(26,304)	$(44,063)
Other comprehensive loss related to:
Foreign currency translation, net of tax	(139)	(179)	(60)	(94)
Unrealized gain (loss) on marketable securities, net of tax	32	(17)	57	(15)

Other comprehensive loss	(107)	(196)	(3)	(109)

Comprehensive loss	$(8,936)	$(12,305)	$(26,307)	$(44,172)

See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(26,304)	$(44,063)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,871	11,650
Stock-based compensation	16,765	26,820
Change in deferred taxes	95	96
Non-recurring gain	(1,107)	—
(Increase) decrease in:
Accounts receivable, net	19,692	8,820
Prepaid expenses and other assets	(664)	(5,918)
Increase (decrease) in:
Accounts payable	4,155	893
Accrued payroll and related liabilities	(779)	(899)
Other accrued liabilities	(207)	1,128
Deferred revenue	(19,265)	(170)
Other long-term liabilities	282	37

Net cash provided by (used in) operating activities	4,534	(1,606)

Cash flows from investing activities:
Payments for purchase of property and equipment	(4,783)	(7,891)
Purchases of marketable securities	(81,445)	(80,036)
Sales of marketable securities	17,903	18,672
Maturities of marketable securities	61,101	61,774

Net cash used in investing activities	(7,224)	(7,481)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,073	1,747
Taxes paid related to net share settlement of equity awards	(789)	(1,571)
Repayments of term loans	(1,800)	(1,800)
Earnout payment for prior acquisition	—	(576)
Non-recurring gain	1,107	—

Net cash used in financing activities	(409)	(2,200)

Net decrease in cash and cash equivalents	(3,099)	(11,287)
Effect of exchange rate changes	(44)	56
Cash and cash equivalents, beginning of period	20,594	38,415

Cash and cash equivalents, end of period	$17,451	$27,184

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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015.

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

Note 3.     Stock-Based Compensation

Stock Plan and Option Activity

Certain information regarding stock option activity for the nine-month period ended September 30, 2015 and stock options outstanding as of September 30, 2015 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2014	3,389,132	7,329,575	$5.97
Additional shares reserved	2,870,538
Granted – stock options	(1,743,630)	1,743,630	5.50
Forfeited – stock options	762,578	(762,578)	11.70
Exercised – stock options		(944,981)	1.13
Granted – restricted stock units (“RSUs”)	(3,152,208)
Forfeited – RSUs	742,976
Forfeited – performance stock units (“PSUs”)	250,000
Vested RSUs adjusted for taxes	151,217

Balances, September 30, 2015	3,270,603	7,365,646	$5.88	5.90	$8,900

Exercisable at September 30, 2015		4,743,434	$5.40	4.26	$8,900

Vested and expected to vest		6,999,763	$5.86	5.73	$8,900

Restricted Stock Activity

Restricted stock results from the exercise of non-qualified stock options (“NSOs”) with reverse vesting provisions and the grant of PSUs and RSUs. The shares of restricted stock vest over the period specified in the related NSO, PSU and RSU agreements. Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2014	4,043,912	$11.21
Granted – RSUs	3,152,208	4.82
Vested – RSUs	(1,157,492)	11.57
Forfeited – RSUs	(742,976)	11.34
Forfeited – PSUs	(250,000)	8.12

Balances, September 30, 2015	5,045,652	7.68

All shares to be issued upon the exercise of stock options and the vesting of RSUs and PSUs will come from newly issued shares.

Stock-Based Compensation

Our stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$734	$1,014	$2,388	$3,125
Research and development	1,644	2,723	5,997	8,695
Sales and marketing	1,164	2,526	2,958	9,153
General and administrative	1,937	1,932	5,426	5,847

	$5,479	$8,195	$16,769	$26,820

Stock-based compensation capitalized related to the development of internal-use software	$—	$211	$—	$1,370

As of September 30, 2015, unrecognized stock-based compensation related to all stock-based awards was $39.9 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Note 4.     Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(8,829)	$(12,109)	$(26,304)	$(44,063)

Denominator:
Weighted-average common shares outstanding	75,673	71,426	75,101	70,752
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	(41)	(400)	(179)	(550)

Weighted-average shares used to compute net loss per share, basic and diluted	75,632	71,026	74,922	70,202

Net loss per share, basic and diluted	$(0.12)	$(0.17)	$(0.35)	$(0.63)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2015	2014
Shares subject to outstanding common stock options	7,365,646	9,033,424
Unvested restricted common stock	5,045,652	5,105,020
Common stock subject to repurchase	41,344	396,368

	12,452,642	14,534,812

Note 5.     Goodwill and Other Intangible Assets

Goodwill

Our goodwill balance did not change during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

Other Intangible Assets, net

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	September 30, 2015	December 31, 2014
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(15,198)	(12,049)

		5,243	8,392

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)

		—	—

Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,923)	(1,634)

		105	394

Other	2-7 years	1,939	1,939
Accumulated amortization		(1,665)	(1,277)

		274	662

Total intangible assets, net		$5,622	$9,448

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2015	2014	2015	2014
$1,095	$1,210	$3,826	$3,651

Expected future amortization expense as of September 30, 2015 is as follows (in thousands):

Remainder of 2015	$1,076
2016	2,579
2017	1,587
2018	380
2019	—
Thereafter	—

$5,622

Note 6.     Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

September 30, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$16,549	$—	$—	$16,549
Cash equivalents:
Money market mutual funds	902	—	—	902

Total cash and cash equivalents	17,451	—	—	17,451
Short-term marketable securities:
Commercial paper	5,496	—	—	5,496
Corporate notes and bonds	48,770	—	(4)	48,766
Government obligations	1,999	2	—	2,001
U.S. agency obligations	37,500	4	—	37,504

Total short-term marketable securities	93,765	6	(4)	93,767
Marketable securities, noncurrent:
Corporate notes and bonds	5,383	—	(1)	5,382
Government obligations	1,996	4	—	2,000
U.S. agency obligations	1,001	1	—	1,002

Total marketable securities, noncurrent	8,380	5	(1)	8,384

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$119,596	$11	$(5)	$119,602

December 31, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,985	$—	$—	$18,985
Cash equivalents:
Money market mutual funds	1,609	—	—	1,609

Total cash and cash equivalents	20,594	—	—	20,594
Short-term marketable securities:
Commercial paper	2,499	—	—	2,499
Corporate notes and bonds	53,643	—	(35)	53,608
U.S. agency obligations	36,907	—	(13)	36,894

Total short-term marketable securities	93,049	—	(48)	93,001
Marketable securities, noncurrent:
Corporate notes and bonds	3,501	—	(4)	3,497
Government obligations	1,995	1	—	1,996
U.S. agency obligations	2,049	—	—	2,049

Total marketable securities, noncurrent	7,545	1	(4)	7,542

Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$121,188	$1	$(52)	$121,137

As of September 30, 2015 and December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

As of September 30, 2015, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$93,767
Due within 1 year through 3 years	8,384

Total marketable securities	$102,151

See also Note 7.

Note 7.     Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$902	$—	$—	$902
Marketable securities
Commercial paper	—	5,496	—	5,496
Corporate notes and bonds	—	54,148	—	54,148
Government obligations	—	4,001	—	4,001
U.S. agency obligations	—	38,506	—	38,506

	—	102,151	—	102,151

Total	$902	$102,151	$—	$103,053

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,609	$—	$—	$1,609
Marketable securities
Commercial paper	—	2,499	—	2,499
Corporate notes and bonds	—	57,105	—	57,105
Government obligations	—	1,996	—	1,996
U.S. agency obligations	—	38,943	—	38,943

	—	100,543	—	100,543

Total	$1,609	$100,543	$—	$102,152

We did not have any financial liabilities measured at fair value on a recurring basis at September 30, 2015 or December 31, 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the nine months ended September 30, 2015.

During the three and nine-month periods ended September 30, 2015 and 2014, we did not record any other-than-temporary impairments.

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

At September 30, 2015, we had $0.7 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $4.2 million of term loans outstanding at an interest rate of 2.33%. We were in compliance with all covenants as of September 30, 2015.

Note 9.     Commitments and Contingencies

In addition to the $23.0 million of future payments under our operating leases, we have $3.6 million of commitments under non-cancelable purchase orders at September 30, 2015. These non-cancelable purchase order commitments will be filled at various times through the second quarter of 2017; and our longest operating lease expires in October 2022.

Note 10.     Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$26	$39	$100	$145
Cash paid for income taxes	4	96	282	193

Note 11.     Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors of these customers. Certain information regarding these customers was as follows (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable	$68	$46
Current deferred revenue	523	548
Non-current deferred revenue	72	75

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$274	$278	$769	$737

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer’s fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and, if so, how to account for the software license. ASU 2015-05 is effective for public companies’ annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 75.9% of revenues derived from our Jive Platform in the first nine months of 2015 compared to 73.5% in the first nine months of 2014. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we believe there is a meaningful growth opportunity in the external community market as well, and we are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. Jive Cloud is our non-customizable version of our cloud-based platform, which is generally on a quarterly release cycle for new features and functionality. In the first nine months of 2015, product revenues from all public cloud deployments, including Jive Cloud, represented 66.7% of total product revenues compared to 67.7% in the first nine months of 2014. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will continue to comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.4% of total revenues in the first nine months of 2015 compared to 76.4% in the first nine months of 2014. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States may increase in the future.

In 2015, we launched three new workstyle-focused applications built around employees’ mobile work habits:

•	Jive Daily. A modern, mobile employee communications and strategic alignment solution.

•	Jive Chime. A frictionless, real-time messaging solution for co-workers available on mobile devices and desktops.

•	Jive Circle. An enhanced, dynamic company directory to identify and connect with colleagues on the go.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2014 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first nine months of 2015, there were no significant changes in our critical accounting policies or estimates from those reported in our 2014 Annual Report on Form 10-K, which was filed with the SEC on February 27, 2015.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended September 30,		Dollar Change	% Change
	2015	2014
Total revenues	$49,905	$46,600	$3,305	7.1%
Deferred revenue, current, end of period	121,752	114,777	6,975	6.1%
Less: deferred revenue, current, beginning of period	(123,779)	(116,134)	(7,645)	6.6%

Short-term billings	$47,878	$45,243	$2,635	5.8%

	Nine Months Ended September 30,		Dollar Change	% Change
	2015	2014
Total revenues	$145,642	$131,004	$14,638	11.2%
Deferred revenue, current, end of period	121,752	114,777	6,975	6.1%
Less: deferred revenue, current, beginning of period	(128,592)	(112,432)	(16,160)	14.4%

Short-term billings	$138,802	$133,349	$5,453	4.1%

Total Billings

	Three Months Ended September 30,		Dollar Change	% Change
	2015	2014
Total revenues	$49,905	$46,600	$3,305	7.1%
Deferred revenue, end of period	141,274	147,167	(5,893)	(4.0)%
Less: deferred revenue, beginning of period	(147,891)	(143,578)	(4,313)	3.0%

Total billings	$43,288	$50,189	$(6,901)	(13.8)%

	Nine Months Ended September 30,		Dollar Change	% Change
	2015	2014
Total revenues	$145,642	$131,004	$14,638	11.2%
Deferred revenue, end of period	141,274	147,167	(5,893)	(4.0)%
Less: deferred revenue, beginning of period	(160,539)	(147,337)	(13,202)	9.0%

Total billings	$126,377	$130,834	$(4,457)	(3.4)%

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

The decreases in total billings in the periods presented were primarily driven by a decrease in customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	As of September 30,
	2015	2014	Change	% Change
Jive Platform customer count	989	936	53	5.7%

Our product revenues grew by 12.7% in the first nine months of 2015 compared to the first nine months of 2014. Our product revenues have grown at a faster rate than our customer count as we have realized greater upsell with our existing customers.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative through the remainder of 2015 as we continue to focus our professional services organization on strategic consulting, user adoption and enablement.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through September 30, 2015, we released products and enhancements related to $4.4 million of the capitalized costs. We anticipate the remaining products and enhancements related to the capitalized costs to be commercially released through the second half of 2016.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the three or nine months ended September 30, 2015 or 2014.

Capitalized computer software development costs consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(1,431)	(65)

	$7,550	$8,916

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. Also included in the first nine months of 2015 is a disgorgement of profits from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act.

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

Results of Operations

The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2015(1)(2)		Three Months Ended September 30, 2014(1)(2)
Revenues:
Products	$45,960	92.1%	$42,162	90.5%
Professional services	3,945	7.9%	4,438	9.5%

Total revenues	49,905	100.0%	46,600	100.0%
Cost of revenues:
Products	12,623	25.3%	11,175	24.0%
Professional services	5,542	11.1%	6,060	13.0%

Total cost of revenues	18,165	36.4%	17,235	37.0%

Gross profit:
Products	33,337	66.8%	30,987	66.5%
Professional services	(1,597)	(3.2)%	(1,622)	(3.5)%

Total gross profit	31,740	63.6%	29,365	63.0%
Operating expenses:
Research and development	13,187	26.4%	13,608	29.2%
Sales and marketing	20,172	40.4%	21,696	46.6%
General and administrative	7,141	14.3%	6,161	13.2%

Total operating expenses	40,500	81.2%	41,465	89.0%

Loss from operations	(8,760)	(17.6)%	(12,100)	(26.0)%
Other income, net	44	0.1%	155	0.3%

Loss before provision for income taxes	(8,716)	(17.5)%	(11,945)	(25.6)%
Provision for income taxes	113	0.2%	164	0.4%

Net loss	$(8,829)	(17.7)%	$(12,109)	(26.0)%

Basic and diluted net loss per common share	$(0.12)		$(0.17)

Shares used in per share calculations	75,632		71,026

	Nine Months Ended September 30, 2015(1)(2)		Nine Months Ended September 30, 2014(1)(2)
Revenues:
Products	$133,628	91.8%	$118,576	90.5%
Professional services	12,014	8.2%	12,428	9.5%

Total revenues	145,642	100.0%	131,004	100.0%
Cost of revenues:
Products	36,630	25.2%	31,931	24.4%
Professional services	16,912	11.6%	17,399	13.3%

Total cost of revenues	53,542	36.8%	49,330	37.7%

Gross profit:
Products	96,998	66.6%	86,645	66.1%
Professional services	(4,898)	(3.4)%	(4,971)	(3.8)%

Total gross profit	92,100	63.2%	81,674	62.3%
Operating expenses:
Research and development	40,737	28.0%	39,496	30.1%
Sales and marketing	57,996	39.8%	66,855	51.0%
General and administrative	20,420	14.0%	18,994	14.5%

Total operating expenses	119,153	81.8%	125,345	95.7%

Loss from operations	(27,053)	(18.6)%	(43,671)	(33.3)%
Other income (expense), net	1,079	0.7%	(42)	0.0%

Loss before provision for income taxes	(25,974)	(17.8)%	(43,713)	(33.4)%
Provision for income taxes	330	0.2%	350	0.3%

Net loss	$(26,304)	(18.1)%	$(44,063)	(33.6)%

Basic and diluted net loss per common share	$(0.35)		$(0.63)

Shares used in per share calculations	74,922		70,202

(1)	Stock-based compensation was included in our statements of operations data as follows (dollars in thousands):

	Three Months Ended September 30, 2015(2)		Three Months Ended September 30, 2014(2)
Cost of revenues	$734	1.5%	$1,014	2.2%
Research and development	1,644	3.3%	2,723	5.8%
Sales and marketing	1,164	2.3%	2,526	5.4%
General and administrative	1,937	3.9%	1,932	4.1%

	$5,479	11.0%	$8,195	17.6%

	Nine Months Ended September 30, 2015(2)		Nine Months Ended September 30, 2014(2)
Cost of revenues	$2,388	1.6%	$3,125	2.4%
Research and development	5,997	4.1%	8,695	6.6%
Sales and marketing	2,958	2.0%	9,153	7.0%
General and administrative	5,426	3.7%	5,847	4.5%

	$16,769	11.5%	$26,820	20.5%

(2)	Percentages may not add due to rounding.

Revenues

(Dollars in thousands)	Three Months Ended September 30,		Dollar Change	% Change
	2015	2014
Products	$45,960	$42,162	$3,798	9.0%
Professional services	3,945	4,438	(493)	(11.1)%

Total revenues	$49,905	$46,600	$3,305	7.1%

(Dollars in thousands)	Nine Months Ended September 30,		Dollar Change	% Change
	2015	2014
Products	$133,628	$118,576	$15,052	12.7%
Professional services	12,014	12,428	(414)	(3.3)%

Total revenues	$145,642	$131,004	$14,638	11.2%

Products Revenues

The increases in products revenue in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily the result of increases in the average annual subscription value and in the aggregate number of customers on the Jive Platform, which grew to 989 as of September 30, 2015 from 936 as of September 30, 2014. The increases in the average annual subscription value were primarily driven by upsell to existing customers.

Certain revenue information was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dollar value of total revenues generated in the U.S.	$36.7 million	$35.4 million	$106.9 million	$100.1 million
Percentage of total revenues generated in the U.S.	73.6%	76.0%	73.4%	76.4%
Product revenues from public cloud deployments as percentage of total product revenues	66.7%	68.7%	66.7%	67.7%
Product revenues from private cloud deployments as percentage of total product revenues	33.3%	31.3%	33.3%	32.3%
Percentage of Jive Platform revenues that represented internally focused communities	76.9%	73.9%	75.9%	73.5%
Percentage of Jive Platform revenues that represented externally focused communities	23.1%	26.1%	24.1%	26.5%

Additionally, renewal rates, excluding upsell, were slightly below 90% for transactions over $50,000 in the three and nine-month periods ended September 30, 2015. They were slightly above 90% for the three and nine-month period ended September 30, 2014. Renewal rates being slightly below 90% is the result of certain enterprise customers electing not to renew due to a combination of factors including competition, level of usage and budget constraints.

Professional Services Revenues

The decreases in professional services revenue in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily due to a decrease in standalone services sold during 2015. Professional services revenues as a percentage of product revenues decreased slightly in the 2015 periods compared to the 2014 periods. We expect this percentage to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud, which requires less customization work to implement.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three and nine-month periods ended September 30, 2015 decreased $0.2 million and $0.4 million, respectively, compared to the same periods in 2014.

Cost of Revenues and Gross Margins

Cost of Revenues: Products

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Cost of revenues: products	$12,623	$11,175	$1,448	13.0%
Products gross margin	72.5%	73.5%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Cost of revenues: products	$36,630	$31,931	$4,699	14.7%
Products gross margin	72.6%	73.1%

The increases in cost of revenues for products in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily due to the increases in products revenues and included the following:

•	a $0.4 million and a $1.6 million increase, respectively, in third-party hosting services;

•	a $0.6 million and a $1.4 million increase, respectively, in capitalized software amortization;

•	a $0.4 million and a $1.2 million increase, respectively, in subscription services;

•	a $0.2 million and a $0.6 million increase, respectively, in salaries and benefits, which includes a $0.1 million and a $0.4 million decrease, respectively, in stock-based compensation;

•	a $0.6 million increase in third-party royalties for the nine-month period;

•	a $0.4 million increase in rent for the nine-month period; and

•	a $0.1 million increase in miscellaneous costs for each of the three and nine-month periods.

The increases in costs of revenues for products noted above were partially offset by a $0.3 million and a $1.2 million decrease, respectively, in depreciation expense.

Cost of Revenues: Professional Services

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Cost of revenues: professional services	$5,542	$6,060	$(518)	(8.5)%
Professional services gross margin	(40.5)%	(36.5)%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Cost of revenues: professional services	$16,912	$17,399	$(487)	(2.8)%
Professional services gross margin	(40.8)%	(40.0)%

The decreases in cost of revenues for professional services in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $0.8 million and a $0.9 million decrease, respectively, in consulting fees;

•	a $0.2 million and a $0.3 million increase, respectively, in salaries and benefits, which includes a $0.1 million increase and a $0.3 million decrease, respectively, in stock-based compensation; and

•	a $0.1 million increase in miscellaneous costs for each of the three and nine-month periods.

The decreases in professional services gross margin in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily due to decreases in standalone professional services revenue.

Research and Development

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Research and development	$13,187	$13,608	$(421)	(3.1)%
Percentage of total revenues	26.4%	29.2%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Research and development	$40,737	$39,496	$1,241	3.1%
Percentage of total revenues	28.0%	30.1%

The decrease in research and development expenses in the three-month period ended September 30, 2015 compared to the same period in 2014 was primarily due to a $1.2 million decrease in salaries and benefits, which included a $1.1 million decrease in stock-based compensation. This decrease was partially offset by:

•	a $0.3 million increase in overhead costs allocated to research and development based on relative headcount in 2015 compared to 2014;

•	a $0.2 million increase in consulting fees; and

•	a $0.3 million increase in other miscellaneous costs.

The increase in research and development expenses in the nine-month period ended September 30, 2015 compared to the same period in 2014 was primarily due to:

•	a $2.0 million increase in salaries and benefits;

•	a $0.8 million increase in overhead costs allocated to research and development based on relative headcount in 2015 compared to 2014;

•	a $0.3 million increase in consulting fees;

•	a $0.3 million increase in amortization expense;

•	a $0.3 million increase in third-party hosting services; and

•	a $0.2 million increase in other miscellaneous costs.

The increases noted above were partially offset by a $2.7 million decrease in stock-based compensation.

During 2013 and 2014, we capitalized a total of $9.0 million of research and development expenses related to internal-use software development costs. These costs otherwise would have been recognized as research and development salaries and benefits expenses. In the third quarter of 2014, our management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. Subsequent to July 2014, we no longer capitalize these costs, which will increase research and development costs in future periods as such costs will be recognized in the period they are incurred. Through September 30, 2015, we released products and enhancements related to a total of $4.4 million of the capitalized costs. We anticipate the remaining products and enhancements related to the capitalized costs to be commercially released through the second half of 2016. The capitalized amounts will be amortized over their estimated useful life once the related product is placed into service.

Sales and Marketing

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Sales and marketing	$20,172	$21,696	$(1,524)	(7.0)%
Percentage of total revenues	40.4%	46.6%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Sales and marketing	$57,996	$66,855	$(8,859)	(13.3)%
Percentage of total revenues	39.8%	51.0%

The decreases in sales and marketing expenses in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $2.5 million and a $8.6 million decrease, respectively, in salaries and benefits, including a $1.4 million and a $6.2 million decrease, respectively, in stock-based compensation;

•	a $0.6 million and $0.8 million decrease, respectively, in marketing expenses related to brand audits that were performed during the three and nine-month periods ended September 30, 2014;

•	a $0.5 million decrease in travel expenses for the nine-month period;

•	a $0.3 million and a $1.2 million decrease, respectively, in third-party commissions; and

•	a $0.2 million decrease in other miscellaneous costs for the nine-month period.

The decreases noted above were partially offset by:

•	a $1.0 million and $1.8 million increase, respectively, in consulting fees;

•	a $0.4 million and $0.3 million increase, respectively, in overhead costs allocated to sales and marketing based on relative headcount in 2015 compared to 2014;

•	a $0.3 million increase in subscription services for each of the three and nine-month periods; and

•	a $0.2 million increase in other miscellaneous costs for the three-month period.

General and Administrative

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
General and administrative	$7,141	$6,161	$980	15.9%
Percentage of total revenues	14.3%	13.2%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
General and administrative	$20,420	$18,994	$1,426	7.5%
Percentage of total revenues	14.0%	14.5%

The increases in general and administrative expenses in the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014 were primarily due to:

•	a $0.6 million and a $0.8 million increase, respectively, in third-party recruiting fees; and

•	a $0.4 million and a $0.8 million increase, respectively, in salaries and benefits, which includes a $0.4 million decrease in stock-based compensation for the nine-month period.

The increase noted above was partially offset by a $0.2 million decrease in other miscellaneous costs in the nine-month period.

Other Income (Expense), net

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Other income (expense), net	$44	$155	$(111)	(71.6)%
Percentage of total revenues	0.1%	0.3%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2015	2014
Other income (expense), net	$1,079	$(42)	$1,121	NM
Percentage of total revenues	0.7%	(0.0)%

NM – not meaningful.

The decrease in other income (expense), net in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to a decrease in unrealized foreign currency gains.

The increase in other income (expense), net in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act.

Provision For Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
Provision for income taxes	$113	$164	$330	$350
Percentage of loss before income taxes	1.3%	1.4%	1.3%	0.8%

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

Liquidity and Capital Resources

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Cash flows provided by (used in) operating activities	$4,534	$(1,606)
Cash used in investing activities	(7,224)	(7,481)
Cash used in financing activities	(409)	(2,200)

Decrease in cash and cash equivalents	$(3,099)	$(11,287)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering in December 2011.

Our principal source of liquidity at September 30, 2015 consisted of $17.5 million of cash and cash equivalents, $93.8 million of short-term marketable securities and $8.4 million of non-current marketable securities. As of September 30, 2015, $3.1 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from September 30, 2015.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was negative $0.2 million in the first nine months of 2015. We expect free cash flow for the full year 2015 to be between negative $2.0 million and negative $7.0 million. This is primarily due to our first quarter being our largest quarter for collections and operating cash flow, which is offset by funding our operations and purchases of property and equipment through the remainder of the year.

Cash Flows from Operating Activities

Cash flows provided by operating activities were $4.5 million during the first nine months of 2015 compared to cash flows used in operating activities of $1.6 million in the first nine months of 2014. The increase in cash flows generated from operating activities primarily resulted from a lower net loss. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $4.5 million of cash provided by operating activities in the first nine months of 2015 resulted from our net loss of $26.3 million, partially offset by net non-cash charges of $27.6 million. Net cash provided by operating activities during the nine months ended September 30, 2015 increased $6.1 million over the same period a year ago primarily due to higher collections than in the prior year and a decrease in net loss. Additionally, the timing of payments against accounts payable and timing of payments of annual contracts contributed to the increase.

Cash Flows from Investing Activities

Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers. We utilized $7.2 million in net investing activities in the first nine months of 2015, which included $4.8 million used for purchases of property and equipment and $2.4 million used for purchases of marketable securities, net of maturities and sales.

Cash Flows from Financing Activities

Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and equity awards. Cash used in financing activities of $0.4 million in the first nine months of 2015 resulted from $1.8 million in principal payments on our term debt and $0.8 million in taxes paid related to the net settlement of equity awards, partially offset by a $1.1 million disgorgement of profit by a stockholder to us and $1.1 million in cash receipts related to stock option exercises.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At September 30, 2015, we had $0.7 million of outstanding letters of credit, no revolving loans outstanding, $4.2 million of term loans outstanding at an interest rate of 2.33% and we were in compliance with all financial and restrictive covenants.

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

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Our operating and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors, together with all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including the Consolidated Financial Statements and the related notes included elsewhere herein and therein, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks, or others not specified below, actually occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred losses in each of the last seven years and in the first nine months of 2015, including a net loss of $26.3 million in the first nine months of 2015, $56.2 million in 2014 and $75.4 million in 2013. At September 30, 2015, we had an accumulated deficit of $310.0 million. As we continue to invest in infrastructure, development of our solutions and international expansion of our sales and marketing efforts, our operating expenses will continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team and the costs and expenses associated with this transition may exceed the rate at which we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, the transition may not result in increased revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability.

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

The market for enterprise collaboration software is highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation, IBM Corporation and salesforce.com, inc., each of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software application companies that have begun adding social features to their existing offerings. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone privately-held software providers, whose primary products are focused on providing external communities to their customers. For our team-based real time messaging business, we compete with many smaller startup software providers, whose primary products are focused on providing real time messaging products to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications. For example, in early 2015

Facebook announced plans to launch Facebook at Work to provide an enterprise version of its social network service and LinkedIn has also announced its intention to provide an enterprise-based offering. In addition, our competitors have in the past, and may in the future, enter into strategic alliances with each other, resulting in increased competition. To the extent that our competitors are successful in combining these social networking capabilities with their existing products and to the extent social and professional networking providers are able to adapt their solutions to the enterprise collaboration market, we could experience increased competition, which could adversely affect our billings, renewal rates, revenues and margins.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. In recent quarters, our renewal rates, excluding upsell, have declined to below 90% for transactions over $50,000, and we expect them to continue to decline and fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region, South America and Europe. In addition, we supplement our direct sales efforts through relationships established with local resellers in such regions. Sales outside of the United States represented approximately 27%, 24% and 23% of our total revenues in the nine months ended September 30, 2015 and the fiscal years ended December 31, 2014 and 2013, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. In December 2013, we experienced a hosting outage, which impacted several of our U.S. customers for up to 11.5 hours, as well as shorter outages in March 2014 and April 2015. Recently, on November 4, 2015, we experienced a hosting outage which resulted in varying periods of downtime during an approximately nine (9) hour time period affecting several of our U.S. customers. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

Many of our customer and partner contracts provide that we assume full responsibility and will indemnify our customers for data privacy or security breaches or unauthorized access of customer data. If such a breach occurs, we could face contractual damages, damages and fees arising from our indemnification obligations, penalties for violation of applicable laws or regulations, possible lawsuits by affected individuals and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential customers. These risks increase as the adoption of our cloud-based products by enterprise customers increases.

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

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control and deletion of personal information. In the United States, these include, without limitation, rules and regulations promulgated under the authority of the Federal Trade Commission, HIPAA and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we and our customers must comply. These obligations include, for example, the Data Protection Directive established in the European Union (“EU”), European Directive 2002/58/EC (commonly known as the “EU Cookie Law”), laws and regulations of EU member states, such as the German Federal Data Protection Act, and the Personal Data Protection Ordinance promulgated in Hong Kong. Many of these obligations are frequently modified or updated and require ongoing supervision. For example, with regard to transfers of personal data, as such term is used in the EU Data Protection Directive and applicable EU member state legislation, from our employees and European customers to the United States, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States, recently was invalidated by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we anticipate engaging in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

We have continued to grow in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 722 at September 30, 2015 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The EU also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the EU, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, and may adopt similar directives in the future. The European Commission is currently considering a data protection regulation that may include operational requirements for companies that receive personal data that are different than those currently in place in the EU, and that may also include significant penalties for non-compliance. Additionally, various EU member states have passed legislation addressing data privacy and security, such as the German Federal Data Protection Act. Several other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997.

Given the variety of global privacy and data protection regimes, as well as their uncertain interpretation and application, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the EU. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of public cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our public cloud solutions, require implementation of additional technological safeguards and reduce the demand for our enterprise collaboration software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations, which can impose significant risk of termination and financial penalties if we fail to comply.

If we are not able to develop and introduce enhancements and new features that achieve market acceptance or that keep pace with technological developments, our business could be harmed.

We operate in a dynamic environment characterized by rapidly changing technologies and industry and legal standards. The introduction of new enterprise collaboration software products by our competitors or new market entrants, the market acceptance of solutions or products based on new or alternative technologies, or the emergence of new industry standards could affect our ability to compete or potentially render our platform obsolete. Our ability to compete successfully, attract new customers and increase revenues from existing customers depends in large part on our ability to enhance and improve our existing enterprise collaboration software platform and to continually introduce or acquire new features that are in demand by the market we serve. The success of any enhancement or new solution depends on several factors, including timely completion and integration, adequate quality testing, introduction and market acceptance. Any new platform or feature that we develop or acquire may not be introduced in a timely or cost-effective manner, may contain defects or may not achieve the market acceptance necessary to generate significant revenues. If we are unable to anticipate or timely and successfully develop or acquire new offerings or features or enhance our existing platform to meet customer requirements, our business and operating results will be adversely affected. Additionally, for technologies that are acquired, we may not be able to successfully integrate or monetize the acquired technology at a rate that is consistent with the market’s expectations.

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

Our business depends on our ability to satisfy our customers and meet our customers’ business needs. If a customer is not satisfied with the type of solutions and professional services we or our partners deliver, we could incur additional costs to remedy the situation, the profitability of that work might be impaired, and the customer’s dissatisfaction with our services could damage our ability to sell additional services to that customer or our ability to renew that customer’s subscription in subsequent periods. If we are not able to accurately estimate the cost of services requested by the customer, it might result in providing services on a discounted basis or free of charge until customer satisfaction is achieved. In addition, negative publicity related to our customer relationships, regardless of its accuracy, may further damage our business by affecting our ability to compete for new business with current and prospective customers. Further, we have customer payment obligations not yet due that are attributable to software we have already delivered. These customer obligations are typically not cancelable, but will not yield the expected revenues and cash flow if the customer defaults and fails to pay amounts owed, which could have a negative impact on our financial condition and operating results.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of our platform require significant time, expense and attention. It can take nine to 12 months or longer before our new sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In addition, the market for sales talent in the software industry is highly competitive and we may not be successful in our efforts to retain our sales representatives. If we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

We are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management’s report for fiscal 2014 that our internal control over financial reporting was effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

Item 5.	Other Information

Departure of Director and Appointment of Director

On November 5, 2015, Jonathan Heiliger resigned as a member of our board of directors, effective immediately.

On November 6, 2015, our board of directors appointed Gabrielle Toledano to the board of directors to fill the vacancy created by Mr. Heiliger’s resignation from the board of directors. Ms. Toledano will serve as a Class I director, with a term expiring at the Company’s 2018 annual meeting of stockholders. In connection with her appointment to our board of directors, Ms. Toledano was also appointed to serve as a member of each of the Nominating and Corporate Governance Committee and the Compensation Committee of our board of directors.

Since February 2006, Ms. Toledano, has served as the Chief Talent Officer at Electronic Arts Inc., an interactive entertainment software company. Prior to Electronic Arts, from 2002 to 2006 Ms. Toledano served as Chief Human Resources Officer at Siebel Systems, Inc., a supplier of customer software solutions and services. From 1996 to 2002, Ms. Toledano served in various human resources positions at Microsoft Corporation. Ms. Toledano currently serves on the board of directors of two privately held companies. Ms. Toledano holds a B.A. in Modern Thought and Literature and an M.A. in Education from Stanford University. We believe that Ms. Toledano’s experience as a human resources executive at a number of large and established public companies in the software and technology sector qualify her to serve as a member of our board of directors.

Ms. Toledano will participate in the non-employee director compensation arrangements described in our 2015 annual proxy statement filed with the Securities and Exchange Commission on April 10, 2015. Pursuant to those arrangements, Ms. Toledano will receive, the following initial equity awards in connection with her appointment to our board of directors:

•	An initial restricted stock unit (“RSU”) grant on November 12, 2015, with a fair value on the date of grant equal to $200,000; 25% of the RSU grant will vest on the first anniversary of the grant date with the remaining portion of her grant vesting quarterly over the next eight quarters, subject to her continued service on our board of directors through each such vesting date; and

•	An initial option grant on November 12, 2015, with a fair value (based on Black-Scholes) on the date of grant equal to $200,000; the option grant will vest 25% of the underlying shares on the first anniversary of the grant date with the remaining shares underlying her option grant vesting quarterly over the next eight quarters, subject to her continued service on our board of directors through each such vesting date.

In connection with her appointment, Ms. Toledano will also enter into the Company’s standard form of indemnification agreement, a copy of which has been filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-176483) filed with the Securities and Exchange Commission on November 30, 2011.

There are no arrangements or understandings between Ms. Toledano and any other persons pursuant to which Ms. Toledano was elected as a director. In addition, Ms. Toledano has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1	Offer Letter, between Jive Software, Inc. and Jeffrey Lautenbach, dated August 3, 2015.

10.2	Offer Letter, between Jive Software, Inc. and David Puglia, dated September 9, 2015.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Jive Software, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)	Incorporated by reference to Exhibit 3.2 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.
(2)	Incorporated by reference to Exhibit 3.4 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated: November 9, 2015	/s/ ELISA STEELE
Elisa Steele
President and Chief Executive Officer
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)