Form 10-K
period 2015-12-31
Jive Software, Inc.
filed 2016-02-29
CIK 1462633

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-K
________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35367
________________________
JIVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
________________________

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
________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $255.8 million computed by reference to the last sales price as reported by the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2015). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 22, 2016 was 76,528,316 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Stockholders’ Meeting are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2015.

1

JIVE SOFTWARE, INC.
2015 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Overview

We incorporated in Delaware in February 2001, and our mission is to empower people and organizations to connect, communicate and collaborate in order to improve the way work gets done. We believe that our products drive top line revenue growth and cost savings by unleashing creativity, driving innovation and improving productivity through increased involvement and collaboration within the enterprise, and through engagement with customers and partners. We believe that, just as consumer applications have changed the way we live, business applications must evolve with technology to support the more modern ways we live and work today.

We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our products are primarily offered on a subscription basis, deployable in a private or public cloud and can be used for internal or external communities. We generate revenues from product subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

Our software has been recognized as a leading platform by industry analysts. Gartner has again recognized us for the seventh consecutive year as a market leader in their report, the “Magic Quadrant for Social Software in the Workplace,” released in the third quarter of 2015.

Our traditional enterprise software product offerings, based on the Jive platform (the “Jive Platform”), are provided to customers as cloud-based or on-premise solutions.

We sell our products primarily through a direct sales force, both domestically and internationally. As of December 31, 2015, we had 993 customers.

2015 Highlights and Recent Developments

In 2015, we launched three workstyle-focused applications built around employees’ mobile work habits:

•	Jive Daily. A modern, mobile employee communications and strategic alignment solution.

•	Jive Chime. A frictionless, real-time messaging solution for co-workers available on mobile devices and desktops.

•	Jive Circle. An enhanced, dynamic company directory to identify and connect with colleagues on the go.

The Jive workstyle mobile applications are built on a unified architecture and are capable of use by users either independently or together as a suite of products.

Another key milestone in 2015 was the introduction of our “interactive intranet,” which supports the modern digital workforce with responsive and flexible solutions. Interactive intranet brings together our Jive Internal (Jive-n) platform with our purpose built workstyle applications through a single, cloud-based solution. This comprehensive solution accelerates time-to-deployment with out-of-the-box templates for HR, sales and corporate communications functions, and delivers enhanced Google and Microsoft product integrations.

In February 2016, we introduced our Jive WorkHub offerings representing packaged solutions focused on distinct verticals and lines of business. Our initial focus for the Jive WorkHub is the healthcare vertical and employee engagement and customer engagement. These out-of-the-box packages provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

Jive Platform Offerings

As we have described above, we deliver products that allow companies to connect, communicate and collaborate more effectively with employees, customers and partners. Our products provide the innovation, creativity and ease of use found in consumer applications combined with the security, flexibility and scalability necessary for enterprise deployment. The Jive Platform product offerings are delivered in two key configurations, Jive-n for employee networks and Jive External (Jive-x) as a platform for public communities. These products can be expanded by adding optional modules, as well as connectors into existing enterprise systems and applications. Our Jive Platform products can also be extended to integrate cloud and customer-built applications through published application programming interfaces (“APIs”).

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

•
Reputation and recognition. Our platform provides a variety of mechanisms for users to be recognized for their contributions to the community and to proactively build their reputations, including community status leaderboards, user achievement badges, user rewards, and trending people and content.

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

•
Readily deployable and configurable. Our platform was developed to facilitate easy deployment with familiar interfaces. We offer our customers the ability to configure our solutions to deliver the specific functionality and user experience they want for their end-users along with the ability to modify the look and feel of our solutions to conform to their branding or other requirements.

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

Our basic deployment includes “Silver Level” support. Our customers may contract for increased levels of support (“Gold Level” or “Platinum Level”), which provide for higher required service levels for reduced response times, as well as additional support services.

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

Our core application is written primarily in Java and is designed to run on both public and private cloud deployments. It runs on the Linux operating system and is compatible with Microsoft SQL Server, MySQL, Oracle and PostgreSQL. In our public cloud, we are developing and porting an increasing portion of our features to multi-tenant architectures. Through connectivity to our cloud, private cloud deployments can also access such functionality, which includes activity streams and mobile. The Jive Platform integrates with existing enterprise systems and can be extended with new functionality through the utilization of a broad set of APIs. These APIs facilitate the building of custom integrations to our platform.

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

Sales and Marketing

We sell our platform primarily through our global direct sales organization. Our direct sales team is comprised of inside sales and field sales personnel who are organized by prospect company size and geographic regions, including the Americas, Europe and Asia Pacific. We also work with channel partners, including resellers, implementation partners, leading global outsourcing vendors and system integrators domestically and internationally. As of December 31, 2015, we had 226 employees in sales and marketing and we had more than 70 Jive Alliance Partners, which create referrals and resell our platform worldwide.

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

In addition, we host a periodic user conference, where current and potential customers participate in a variety of programs designed to help drive business results through the use of our platform. This conference features a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries and lines of business. Attendees also gain insight into our recent product releases and enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Customers

We generally sell our platform and related services through our global sales organization directly to businesses, government agencies and other enterprises. As of December 31, 2015, we had 993 Jive Platform customers in diverse industries, including consulting services, education, financial services, healthcare, life sciences, manufacturing, retail, telecommunications and technology. No individual customer represented more than 10% of our total revenues in 2015, 2014 or 2013.

The following table sets forth a representative list of a selection of our largest customers by industry category:

Financial Services	Healthcare	Retail
The Bank of New York Mellon	Aetna	Adeo Services
Credit Suisse	Humana	GAP
Fidelity	Spectrum Health	lululemon athletica
Liberty Mutual	Trinity Health Group	NBC Universal Media
Silicon Valley Bank	United Health Group	Starwood Hotels and Resorts

Technology	Telecommunications
Adobe	Alcatel-Lucent
Cisco	Motorola Solutions
EMC Corporation	Sprint
Hitachi Data Systems	T-Mobile
McAfee	Verizon

Research and Development

We base a meaningful amount of our product development on the needs of our customers. We work closely with our user community to continually improve and enhance our platform through organic development and the acquisition of new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. Our online Jive Community is made available to our customers to allow them to suggest, collaborate on and vote on new features and functionality. This input is utilized in many of our development plans and provides valuable customer insight that we use to establish the priorities of our engineering team. We also incorporate feedback from our employees, all of whom use our products and test alpha versions before each major release.

We also focus our research and development efforts on rapidly delivering new products and upgrades of our existing products to our customers. We leverage open source technology wherever appropriate and contribute many of the improvements we make back to the open source community. We maintain healthy code and adhere to sound engineering practices to ensure a fast pace of development. We have teams dedicated to developing and testing innovative new products and users' experiences, advancing our core architecture and improving the speed and completeness of our automated continuous integration pipeline.

As of December 31, 2015, we had 195 employees in research and development.

Competition

The overall market for social business platform solutions is rapidly evolving and highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft, IBM and salesforce.com,inc., enterprise software application providers which are adding social features to their existing applications and platforms and smaller specialized software vendors. Additionally, in 2015 Facebook launched Facebook@Work providing an enterprise version of its social network service. Our primary competition for internal communities currently comes from established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. Additionally, we compete with smaller companies who may be able to adapt better to changing conditions in the market. Our primary competition for our Jive-x external community solution comes from smaller, privately held software vendors.

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

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name reservations to protect our intellectual property. We have continued to seek patent protections for our technology and processes. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. As of December 31, 2015, we had 11 patent applications pending and seven patents registered.

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

Employees

As of December 31, 2015, we had 721 regular full-time employees, including 44 in hosting, 81 in support, 79 in professional services, 195 in research and development, 226 in sales and marketing and 96 in general and administrative roles. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

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

Geographic Information

See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Seasonality

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding seasonality.

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

We have incurred losses in each of the last seven years, including a net loss of $34.9 million in 2015, $56.2 million in 2014 and $75.4 million in 2013. At December 31, 2015, we had an accumulated deficit of $318.5 million. As we continue to invest in infrastructure, development of our solutions and international expansion and changes to our sales and marketing efforts, our operating expenses may continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team and the costs and expenses associated with this transition may exceed the rate at which we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. In addition, the transition and changes to our sales and marketing efforts may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Such cost savings initiatives we make may not have the intended result and could have a negative impact on our organization, billings, revenue, renewal rates and operating results.

Although we have experienced revenue growth in prior periods, you should not consider any previous revenue growth or growth rates as indicative of our future performance. We do not expect to be profitable on a GAAP basis in the foreseeable future and we cannot assure you that we will achieve profitability on a GAAP basis in the future or that, if we do become profitable, we will sustain profitability.

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

The market for enterprise collaboration software is highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft

Corporation, IBM Corporation and salesforce.com, inc., each of which is significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and is able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone privately held software providers, whose primary products are focused on providing external communities to their customers. For our team-based real time messaging business, we compete with many smaller startup software providers, whose primary products are focused on providing real time messaging products to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications. For example, in early 2015 Facebook announced plans to launch Facebook at Work to provide an enterprise version of its social network service. In addition, our competitors have in the past, and may in the future, enter into strategic alliances with each other, resulting in increased competition. To the extent that our competitors are successful in combining these social networking capabilities with their existing products and to the extent social and professional networking providers are able to adapt their solutions to the enterprise collaboration market, we could experience increased competition, which could adversely affect our billings, renewal rates, revenues and margins.

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

We have made changes to the structure, scale and makeup of the sales organization and their focus which may harm our future operating results.

We have recently made changes in sales leadership, increased our emphasis on the mid-market through the expansion of our inside sales organization, diversified our focus beyond large enterprise transactions, placed greater emphasis on selling our cloud-based solutions and developed targeted use cases to industry lines-of-business and verticals. There is no guarantee that these changes will increase our revenue and it could adversely affect billings, renewal rates and revenues and our business and operating results could be negatively impacted.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. For the year, our renewal rates, excluding upsell, have declined to below 90% for transactions over $50,000, and we expect them to continue to fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

We depend on key personnel, members of our board of directors, and our senior management team to run and oversee our business, and the loss of one or more key employees or the inability of replacements to quickly and successfully perform in their roles could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. The loss of the services of our senior management or any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively.

In the last year we have announced the departure of three of our board members and the addition of two new board members. In addition, some of the members of our current management team have only been working together for a short period of time. Furthermore, from time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives. In the future, there may be additional changes to our board of directors or management team which could divert management’s attention and disrupt our business.

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

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 27%, 24% and 23% of our total revenues in the fiscal years ended December 31, 2015, 2014 and 2013, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. In December 2013, we experienced a hosting outage, which impacted several of our U.S. customers for up to 11.5 hours, as well as shorter outages in March 2014 and April 2015. Additionally, in November 2015, we experienced a hosting outage which resulted in varying periods of downtime during an approximately nine hour time period affecting several of our U.S. customers. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

While we and our third-party vendors have security measures in place, these systems and networks are subject to ongoing threats and, therefore, these security measures may be breached as a result of third-party action, including cyber attacks or other intentional misconduct by computer hackers, employee error, failure to implement appropriate processes and procedures, malfeasance or otherwise. The frequency, severity, sophistication and public awareness of these cyber attacks or other intentional misconduct by computer hackers increased in recent years. If any such security breaches were to occur, it could result in one or more third parties obtaining unauthorized access to our customers’ data or our data, including personally identifiable information, information covered by HIPAA, intellectual property and other confidential business information. Third parties may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information in order to gain access to our customers’ data or our data, including intellectual property and other confidential business information.

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

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control and deletion of personal information. In the United States, these include, without limitation, rules and regulations promulgated under the authority of the Federal Trade Commission, HIPAA and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we and our customers must comply. These obligations include, for example, the Data Protection Directive established in the European Union (“EU”), European Directive 2002/58/EC (commonly known as the “EU Cookie Law”), laws and regulations of EU member states, such as the German Federal Data Protection Act, and the Personal Data Protection Ordinance promulgated in Hong Kong. Many of these obligations are frequently modified or updated and require ongoing supervision. For example, with regard to transfers of personal data, as such term is used in the EU Data Protection Directive and applicable EU member state legislation, from our employees and European customers to the United States, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States, was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we anticipate engaging in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 721 at December 31, 2015 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

We will need to continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take nine to 12 months or longer before our new sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

Our growth depends in part on the success of our strategic relationships with third parties.

Our future growth may depend on our ability to enter into successful strategic relationships with third parties. For example, we are investing resources in building our indirect sales channel by establishing relationships with third parties to facilitate incremental sales and to implement and customize our platform. In addition, we are also establishing relationships with other third parties to develop integrations with compatible technology and content. These relationships may not result in additional customers or enable us to generate significant billings or revenues. Identifying partners as well as negotiating and documenting relationships with them requires significant time and resources. Our agreements for these relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenues and billings could be impaired and our operating results would suffer. In particular, leveraging third-party reseller and referral partner relationships is currently our main strategy to build our presence in the Latin America and Asia Pacific regions. If these relationships are not successful it could impede our growth in revenues and billings.

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

Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management’s report for fiscal 2015 that our internal control over financial reporting is effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

We also expect that the combination of being a public company and the existence of these new rules and regulations will make it more difficult for us to attract and retain qualified executive officers as well as qualified members of our board of directors, particularly to serve on our Audit Committee and Compensation Committee.

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

We are subject to Section 404 of the Sarbanes-Oxley Act, which requires us to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. We have consumed and will continue to consume management resources and incur expenses for this compliance on an ongoing basis. Additionally, if we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Office Facilities	Number of Square Feet	Lease Expiration Date
Palo Alto, California headquarters	18,500	March 2020
Portland, Oregon	52,000	September 2018
San Francisco, California	7,000	October 2022
Boulder, Colorado	8,500	March 2016
United Kingdom	8,000	May 2018
Israel	18,000	February 2021

Data Centers
Arizona	*	December 2016
New Jersey	*	September 2016
Netherlands	*	October 2016
United Kingdom	*	March 2017

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

Stock Price and Dividends

Our common stock, $0.0001 par value, trades on the NASDAQ Global Select Market, where its prices are quoted under the symbol “JIVE.” As of February 22, 2016 there were 57 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the reported high and low closing sales prices of our common stock for each of the eight quarters in the two-year period ended December 31, 2015 as regularly quoted on the NASDAQ Global Select Market:

2015	High	Low
Quarter 1	$6.11	$4.91
Quarter 2	5.85	5.17
Quarter 3	5.45	3.81
Quarter 4	5.11	4.00
2014
Quarter 1	$11.28	$7.20
Quarter 2	8.65	7.03
Quarter 3	8.64	5.82
Quarter 4	6.93	5.33

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

Unregistered Sales of Equity Securities

None.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer and Data Processing index. The chart assumes $100 was invested on December 13, 2011, in our common stock, the NASDAQ Composite index and the NASDAQ Computer index. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Jive and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Year Ended December 31,
Company/Index	12/13/11	2011	2012	2013	2014	2015
Jive Software, Inc.	$100.00	$106.31	$96.54	$74.75	$40.07	$27.11
NASDAQ Composite Index	100.00	101.00	117.06	161.93	183.62	194.14
NASDAQ Computer Index	100.00	100.12	112.61	148.59	178.13	189.25

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The consolidated statement of operations data for fiscal 2015, 2014 and 2013, and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from, and are qualified by reference to, the audited consolidated financial statements which are included in this Form 10-K. The consolidated statement of operations data for fiscal 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013	2012	2011
Consolidated Statements of Operations Data
Revenues:
Product	$180,172	$162,185	$131,507	$100,040	$65,265
Professional services	15,621	16,508	14,256	13,626	12,020
Total revenues	195,793	178,693	145,763	113,666	77,285
Cost of revenues:
Product	49,816	43,494	37,419	30,240	21,689
Professional services	22,378	23,179	17,873	14,625	12,596
Total cost of revenues	72,194	66,673	55,292	44,865	34,285
Gross profit	123,599	112,020	90,471	68,801	43,000
Operating expenses:
Research and development	52,818	52,275	55,742	39,190	31,095
Sales and marketing	78,684	90,141	86,083	60,235	44,794
General and administrative	26,708	24,633	24,613	16,444	12,795
Total operating expenses	158,210	167,049	166,438	115,869	88,684
Loss from operations(1)	(34,611)	(55,029)	(75,967)	(47,068)	(45,684)
Total other income (expense), net(2)	1,009	14	(414)	(339)	(8,883)
Loss before income taxes	(33,602)	(55,015)	(76,381)	(47,407)	(54,567)
Provision for (benefit from) income taxes(3)	1,251	1,138	(1,010)	28	(3,763)
Net loss	$(34,853)	$(56,153)	$(75,371)	$(47,435)	$(50,804)
Basic and diluted net loss per common share	$(0.46)	$(0.79)	$(1.12)	$(0.76)	$(1.95)
Shares used in per share calculations	75,217	70,751	67,381	62,614	26,071

(1)Stock-based compensation was included in our Consolidated Statements of Operations data as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013	2012	2011
Cost of revenues	$3,029	$4,276	$3,450	$2,035	$544
Research and development	7,078	10,642	14,133	6,250	2,644
Sales and marketing	3,775	10,852	10,614	4,970	3,918
General and administrative	6,423	7,138	6,557	4,954	3,316
Total stock-based compensation	$20,305	$32,908	$34,754	$18,209	$10,422

(2)
Total other income (expense), net in 2015 includes $1.1 million we received from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act. Additionally, a non-cash expense recorded in total other income (expense), net included $7.2 million in 2011 related to the change in fair value of our preferred stock warrant liability. The preferred stock warrants were exercised during the third quarter of 2011 and, accordingly, we have not incurred charges related to this warrant in periods subsequent to 2011.

(3)
Provision for (benefit from) income taxes in 2013, 2012 and 2011 includes tax benefits of $1.4 million, $0.3 million and $3.9 million, respectively, related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of StreamOnce, Meetings.io, Producteev and OffiSync. See Note 10 of Notes to Consolidated Financial Statements.

	December 31,
Consolidated Balance Sheet Data	2015	2014	2013	2012	2011
Cash and cash equivalents	$9,870	$20,594	$38,415	$48,955	$180,649
Working capital	20,775	44,389	39,287	93,376	135,557
Total assets	235,145	262,857	275,935	282,280	258,342
Long-term obligations excluding deferred revenue	3,882	4,888	7,605	8,938	10,532
Total stockholders’ equity	62,141	76,597	96,234	129,858	150,719

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 76.2% of revenues derived from the Jive Platform in 2015 compared to 73.6% in 2014. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we continue to believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we made our first release of a non-customizable version of our cloud based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In 2015, product revenues from all public cloud deployments represented 67.3% of total product revenues compared to 67.7% in 2014. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.5% of total revenues in 2015 compared to 76.0% in 2014. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In 2015, we launched workstyle-focused applications built around employees’ mobile work habits. The Jive workstyle mobile applications are built on a unified architecture and will be capable of use by users either independently or together as a suite of products.

Another key milestone in 2015 was the introduction of our “interactive intranet,” which supports the modern digital workforce with responsive and flexible solutions. Interactive intranet brings together our Jive Internal (Jive-n) platform with our purpose built workstyle applications through a single, cloud-based solution. This comprehensive solution accelerates time-to-deployment with out-of-the-box templates for HR, sales and corporate communications functions, and delivers enhanced Google and Microsoft product integrations.

In February 2016, we introduced our Jive WorkHub offerings representing packaged solutions focused on distinct verticals and lines of business. Our initial focus for the Jive WorkHub is the healthcare vertical and employee engagement and customer engagement. These out-of-the-box packages provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

Seasonality

Our fourth quarter has historically been our strongest quarter for new billings and renewals. This pattern may be amplified over time if the number of our customers with renewal dates occurring in the fourth quarter continues to increase. Furthermore, our quarterly sales cycles are frequently weighted toward the end of the quarter, with an increased volume of sales in the last few weeks of each quarter. The year-over-year compounding effect of this seasonality in billing patterns, overall new business and renewal activity has historically resulted in the value of invoices that we generate in the fourth quarter to increase in proportion to our billings in the other three quarters of our fiscal year. As a result, our first quarter has become our largest quarter for collections and operating cash flow. We expect this trend to continue in future years.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Total revenues	$195,793	$178,693
Deferred revenue, current, end of period	131,850	128,592
Less: deferred revenue, current, beginning of period	(128,592)	(112,432)
Short-term billings	$199,051	$194,853	$4,198	2.2%

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Total revenues	$178,693	$145,763
Deferred revenue, current, end of period	128,592	112,432
Less: deferred revenue, current, beginning of period	(112,432)	(87,698)
Short-term billings	$194,853	$170,497	$24,356	14.3%

Total Billings

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Total revenues	$195,793	$178,693
Deferred revenue, end of period	148,242	160,539
Less: deferred revenue, beginning of period	(160,539)	(147,337)
Total billings	$183,496	$191,895	$(8,399)	(4.4)%

	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Total revenues	$178,693	$145,763
Deferred revenue, end of period	160,539	147,337
Less: deferred revenue, beginning of period	(147,337)	(117,047)
Total billings	$191,895	$176,053	$15,842	9.0%

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

As of December 31, 2015 and 2014, we had backlog of approximately $50.1 million and $43.7 million, respectively. Of the $50.1 million in backlog as of December 31, 2015, approximately 79% is expected to be billed within 2016 and approximately 31% is expected to be recognized as revenue within 2016.

Billings for consulting services can occur either on a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.
The increases in short-term billings in the periods presented were primarily driven by the addition of new customers and increased upsell of our products to existing customers. The reduced growth in short-term billings in 2015 compared to 2014 was a result of increased competitive pressures, lower renewal rates, and changes made in our sales organization and their go-to-market efforts.
The decrease in total billings in 2015 compared to 2014 was primarily driven by a decrease in customers electing multi-year terms where the full amount was billed up front as well as increased competitive pressures, lower renewal rates, and changes made in our sales organization and their go-to-market efforts.

The increase in total billings in 2014 compared to 2013 was primarily due to increased upsell of our products to existing customers, the addition of new customers and increased billings generated from customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	December 31,
	2015	2014	Change	% Change
Jive Platform customer count	993	950	43	4.5%

	December 31,
	2014	2013	Change	% Change
Jive Platform customer count	950	876	74	8.4%

Our product revenue growth was 11.1% and 23.3%, respectively, in 2015 compared to 2014 and in 2014 compared to 2013. Our product revenues have grown at a faster rate than our customer count as we have continued to realize significant upsell opportunities with our existing customers.

Our customer count growth decreased in 2015 compared to 2014 due to increased competitive pressures, lower renewal rates, and changes made in our sales organization and their go-to-market efforts.

Components of Results of Operations

Revenues
We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, upgrade services, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in certain instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have vendor-specific objective evidence (“VSOE”) of fair value for all of our undelivered elements, including support and professional services. When professional services are sold on a standalone basis, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenues on our consolidated statements of operations based on the hourly rates at which they are billed.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2016 as we continue to focus our professional services organization on strategic consulting, user adoption and enablement.

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

Through the third quarter of 2014, we capitalized costs to develop internal-use software during the application development stage. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to development costs for software to be sold. As such, subsequent to July 2014, we no longer capitalize costs related to internal-use software and we account for our current capitalized costs as development costs for software to be sold.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through December 31, 2015, we released products and enhancements related to $5.1 million of the capitalized costs. We anticipate the remaining products and enhancements related to the capitalized costs to be commercially released through the first half of 2017.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the years ended December 31, 2015 or 2014.

Capitalized computer software development costs consisted of the following (in thousands):

	December 31,
	2015	2014
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(2,077)	(65)
	$6,904	$8,916

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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. Included in other income for 2015 is a gain related to the disgorgement of profits from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act.

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

We offer subscriptions of our solutions to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we have occasionally licensed our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have VSOE of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term, both the perpetual license and support and maintenance are recognized ratably over the initial stated term. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient, consistently-priced standalone sales of support and maintenance, nor have we offered substantive renewal rates for support and maintenance. Additionally, customers who have purchased perpetual licenses to the base platform have historically also purchased term-based subscriptions to certain of our modules. We do not have VSOE of fair value for either the support and maintenance on the perpetual license or the module and, therefore, revenue is recognized ratably over the longer of the initial maintenance term for the perpetual license or the term for the subscription elements.

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

Goodwill was $29.8 million as of December 31, 2015 and 2014 relates to our acquisitions of Clara and StreamOnce in 2013, Producteev and Meetings.io in 2012, OffiSync in 2011 and Filtrbox in 2010. Our impairment tests performed in the fourth quarter of 2015, 2014 and 2013 did not indicate any impairment of goodwill as the fair value of our business substantially exceeded its carrying value in all periods presented.

Valuation of Capitalized Software Development Costs
We make ongoing evaluations of the recoverability of our capitalized software development costs by comparing the amount capitalized to its estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized software during the years ended December 31, 2015, 2014 and 2013. We amortize capitalized software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over two years, whichever method results in a higher level of amortization. Amortization of capitalized software development costs is included in the cost of product revenues in the consolidated statements of operations.

Deferred Tax Asset Valuation Allowance
We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, we currently maintain a full valuation allowance against our net deferred tax assets, with the exception of deferred tax liabilities related to the amortization of goodwill for tax purposes. The valuation allowance totaled $121.7 million and $107.5 million, respectively, as of December 31, 2015 and 2014.

Uncertainty in Income Taxes
We recognize the effect of income tax positions only if those positions are “more likely than not” of being sustained. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within our consolidated financial statements. At December 31, 2015, we had total net unrecognized tax benefits of $0.5 million. Only $0.4 million of the unrecognized tax benefits would have an impact on the effective tax rate if recognized. The interest and penalties accrued on unrecognized tax benefits were insignificant.

Stock-Based Compensation
We measure and recognize compensation expense for all share-based payment awards granted to our employees and directors, including stock options, restricted stock and purchases under our employee stock purchase plan, based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The fair value is recognized as expense, net of estimated forfeitures, over the requisite service period, which is generally four years.

Stock-based compensation expense is recognized for performance-based restricted stock awards based on the probability of achieving the performance criteria. We estimate the number of performance-based restricted stock awards ultimately expected to vest and recognize over the requisite service period, which is generally the vesting period of the respective award.

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

Results of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2015	2014	2013
Consolidated Statements of Operations Data(1)
Revenues:
Product	$180,172	$162,185	$131,507
Professional services	15,621	16,508	14,256
Total revenues	195,793	178,693	145,763
Cost of revenues:
Product	49,816	43,494	37,419
Professional services	22,378	23,179	17,873
Total cost of revenues	72,194	66,673	55,292
Gross profit:
Product	130,356	118,691	94,088
Professional services	(6,757)	(6,671)	(3,617)
Total gross profit	123,599	112,020	90,471
Operating expenses:
Research and development	52,818	52,275	55,742
Sales and marketing	78,684	90,141	86,083
General and administrative	26,708	24,633	24,613
Total operating expenses	158,210	167,049	166,438
Loss from operations	(34,611)	(55,029)	(75,967)
Total other income (expense), net(2)	1,009	14	(414)
Loss before income taxes	(33,602)	(55,015)	(76,381)
Provision for (benefit from) income taxes(3)	1,251	1,138	(1,010)
Net loss	$(34,853)	$(56,153)	$(75,371)
Basic and diluted net loss per common share	$(0.46)	$(0.79)	$(1.12)
Shares used in per share calculations	75,217	70,751	67,381

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$3,029	$4,276	$3,450
Research and development	7,078	10,642	14,133
Sales and marketing	3,775	10,852	10,614
General and administrative	6,423	7,138	6,557
Total stock-based compensation	$20,305	$32,908	$34,754

(2)	Total other income (expense), net in 2015 includes $1.1 million we received from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

(3)
Provision for (benefit from) income taxes in 2013 includes tax benefits of $1.4 million related to the release of valuation allowance on our deferred tax assets in connection with our acquisitions of StreamOnce, Meetings.io, Producteev and OffiSync. See Note 10 of Notes to Consolidated Financial Statements.

Revenues

(Dollars in thousands)	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Product	$180,172	$162,185	$17,987	11.1%
Professional services	15,621	16,508	(887)	(5.4)%
Total revenues	$195,793	$178,693	$17,100	9.6%

(Dollars in thousands)	Year Ended December 31,		Dollar
	2014	2013	Change	% Change
Product	$162,185	$131,507	$30,678	23.3%
Professional services	16,508	14,256	2,252	15.8%
Total revenues	$178,693	$145,763	$32,930	22.6%

Product Revenues
The increases in product revenues in 2015 compared to 2014 and in 2014 compared to 2013 were primarily the result of a 3% and a 6% increase, respectively, in the average annual subscription value and increases in the aggregate number of customers on the Jive Platform, which increased by 43 and 74 customers, net, in 2015 and 2014, respectively. The increases in the average annual subscription value were primarily driven by upsell to existing customers. The average new customer initial contract size remained consistent in 2015 compared to 2014 and in 2014 compared to 2013.

Certain information regarding our revenues was as follows:

	Year Ended December 31,
	2015	2014	2013
Dollar value of total revenues generated in the U.S.	$143.8 million	$135.9 million	$112.7 million
Percentage of total revenues generated in the U.S.	73.5%	76.0%	77.3%
Product revenues from public cloud deployments as a percentage of total product revenues	67.3%	67.7%	64.1%
Product revenues from private cloud deployments as a percentage of total product revenues	32.7%	32.3%	35.9%
Percentage of Jive Social Business Platform revenues that represented internally focused communities	76.2%	73.6%	71.1%
Percentage of Jive Social Business Platform revenues that represented externally focused communities	23.8%	26.4%	28.9%

Renewal rates, excluding upsell, were below 90% for transactions over $50,000 in 2015 and were above 90% in 2014 and 2013.

Professional Services Revenues
The decrease in professional services revenues in 2015 compared to 2014 was primarily due to a decrease in standalone services sold during 2015. Professional services revenues as a percentage of product revenues decreased slightly in 2015 compared to 2014. We expect this percentage to experience minor fluctuations as we focus our professional services organization on migrating existing customers to the Jive Cloud, which requires less customization work to implement.

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

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues decreased $0.9 million in 2015 compared to 2014 and increased $1.0 million in 2014 compared to 2013.

Cost of Revenues and Gross Margins

Cost of Revenues: Product

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: product	$49,816	$43,494	$6,322	14.5%
Product gross margin	72.4%	73.2%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: product	$43,494	$37,419	$6,075	16.2%
Product gross margin	73.2%	71.5%

The increases in cost of revenues for products in 2015 compared to 2014 and in 2014 compared to 2013 were primarily due to the increases in product revenues and included the following:

•	a $2.2 million increase in third-party hosting services in 2015 compared to 2014;

•	a $1.9 million increase in capitalized software amortization in 2015 compared to 2014;

•	a $1.5 million and a $0.4 million increase, respectively, in subscription services;

•	a $1.4 million and a $2.8 million increase, respectively, in salaries and benefits;

•	a $0.8 million and a $1.8 million increase, respectively, in third-party royalties;

•	a $0.7 million increase in overhead costs allocated to cost of revenues for products based on relative headcount in 2015 compared to 2014;

•	a $0.4 million increase in stock-based compensation in 2014 compared to 2013; and

•	a $0.4 million and a $0.7 million increase, respectively, in rent expense.

The increase in costs of revenues for products in 2015 compared to 2014 was partially offset by a $1.7 million decrease in depreciation expense, a $0.8 million decrease in stock-based compensation and a $0.1 million decrease in other miscellaneous costs.

Cost of Revenues: Professional Services

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: professional services	$22,378	$23,179	$(801)	(3.5)%
Professional services gross margin	(43.3)%	(40.4)%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Cost of revenues: professional services	$23,179	$17,873	$5,306	29.7%
Professional services gross margin	(40.4)%	(25.4)%

The decrease in cost of revenues for professional services in 2015 compared to 2014 was primarily due to:

•	a $1.0 million decrease in consulting fees;

•	a $0.5 million decrease in stock-based compensation; and

•	a $0.2 million decrease in other miscellaneous costs.

The decrease in cost of revenues for professional services in 2015 compared to 2014 was partially offset by a $0.6 million increase in salaries and benefits and a $0.3 million increase in overhead costs allocated to cost of revenues for professional services based on relative headcount.

The increase in cost of revenues for professional services in 2014 compared to 2013 was primarily due to:

•	a $2.8 million increase in salaries and benefits;

•	a $1.7 million increase in consulting fees;

•	a $0.4 million increase in stock-based compensation; and

•	a $0.4 million increase in other miscellaneous costs.

The decrease in professional services gross margin in 2015 compared to 2014 was primarily due to a decrease in standalone professional services revenue.

The decrease in professional services gross margin in 2014 compared to 2013 was primarily due to a decrease in billable utilization as we continued to shift the focus of our professional services organization to strategic consulting, user adoption and enablement, and customer migrations to Jive Cloud. The improved standard functionality of our offerings has resulted in the need for fewer technical customizations. In addition, an increase in consulting fees has negatively impacted gross margin, as our net realizable margins are lower when utilizing third-parties to manage our services backlog.

Research and Development

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Research and development	$52,818	$52,275	$543	1.0%
Percentage of total revenues	27.0%	29.3%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Research and development	$52,275	$55,742	$(3,467)	(6.2)%
Percentage of total revenues	29.3%	38.2%

The increase in research and development expenses in 2015 compared to 2014 was primarily due to:

•	a $1.5 million increase in salaries and benefits;

•	a $1.2 million increase in overhead costs allocated to research and development based on relative headcount;

•	a $0.7 million increase in consulting fees;

•	a $0.5 million increase in third-party hosting services; and

•	a $0.2 million increase in other miscellaneous costs.

The increase in research and development expenses noted above in 2015 compared to 2014 was partially offset by a $3.6 million decrease in stock-based compensation.

The decrease in research and development expenses in 2014 compared to 2013 was primarily due to:

•	a $3.5 million decrease in stock-based compensation;

•	a $0.7 million decrease in third-party consulting fees;

•	a $0.4 million decrease in overhead allocations based on relative headcount;

•	a $0.2 million decrease in subscription services; and

•	a $0.4 million decrease in other miscellaneous costs.

The decrease in research and development expenses in 2014 compared to 2013 was partially offset by a $1.7 million increase in salaries and benefits. In addition, excluded from 2014 and 2013 was $5.9 million and $3.1 million, respectively, of capitalized software development costs that would have otherwise been salaries and benefits expenses.

In the third quarter of 2014, our management developed a substantive plan to repurpose the in-process capitalized software development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to capitalized software development costs in the third quarter of 2014. Subsequent to July 2014, we no longer capitalized these costs.

Sales and Marketing

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Sales and marketing	$78,684	$90,141	$(11,457)	(12.7)%
Percentage of total revenues	40.2%	50.4%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Sales and marketing	$90,141	$86,083	$4,058	4.7%
Percentage of total revenues	50.4%	59.1%

The decrease in sales and marketing expenses in 2015 compared to 2014 was primarily due to:

•	a $7.1 million decrease in stock-based compensation;

•	a $4.2 million decrease in general marketing expense by not holding our user conference, JiveWorld, in 2015;

•	a $2.1 million decrease in salaries and benefits;

•	a $1.3 million decrease in third party commissions; and

•	a $0.4 million decrease in other miscellaneous costs.

The decrease in sales and marketing expenses in 2015 compared to 2014 was partially offset by:

•	a $2.4 million increase in consulting fees;

•	a $0.7 million increase in overhead costs allocated to sales and marketing based on relative headcount; and

•	a $0.5 million increase in subscription services.

The increase in sales and marketing expenses in 2014 compared to 2013 was primarily due to:

•	a $3.1 million increase in salaries and benefits;

•	a $0.7 million increase in general marketing expense;

•	a $0.4 million increase in other miscellaneous costs;

•	a $0.3 million increase in third-party consulting fees; and

•	a $0.2 million increase in stock-based compensation.

The increase in sales and marketing expense in 2014 compared to 2013 was partially offset by a $0.6 million decrease in subscription services.

General and Administrative

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
General and administrative	$26,708	$24,633	$2,075	8.4%
Percentage of total revenues	13.6%	13.8%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
General and administrative	$24,633	$24,613	$20	0.1%
Percentage of total revenues	13.8%	16.9%

The increase in general and administrative expenses in 2015 compared to 2014 was primarily due to:

•	a $2.3 million increase in salaries and benefits;

•	a $1.1 million increase in third-party recruiting fees;

•	a $0.8 million increase in consulting fees;

•	a $0.6 million increase in other miscellaneous costs;

•	a $0.4 million increase in subscription services;

•	a $0.2 million increase in legal fees;

•	a $0.2 million increase in property taxes; and

•	a $0.2 million increase in depreciation expense.

This increase in general and administrative expenses in 2015 compared to 2014 increases was partially offset by $3.0 million decrease in overhead costs allocated to general and administrative expenses based on relative headcount and a $0.7 million decrease in stock-based compensation.

The increase in general and administrative expenses in 2014 compared to 2013 was primarily due to:

•	a $1.1 million increase in salaries and benefits;

•	a $0.8 million increase in rent expense and property taxes; and

•	a $0.6 million increase in stock-based compensation.

The increase in general and administrative expenses in 2014 compared to 2013 was partially offset by:

•	a $0.9 million decrease in legal fees;

•	a $0.8 million decrease in third-party recruiting fees;

•	a $0.4 million decrease in IT supplies; and

•	a $0.2 million decrease in other miscellaneous costs.

Other Income (Expense), net

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Other income, net	$1,009	14	995	NM
Percentage of total revenues	0.5%	—%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2014	2013	Change	% Change
Other income (expense), net	$14	$(414)	$428	(103.4)%
Percentage of total revenues	—%	0.3%

The improvement in other income, net in 2015 compared to 2014 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act, partially offset by a decrease in interest income from marketable securities.

The improvement in other income (expense), net in 2014 compared to 2013 was primarily due to an increase in foreign currency gains, partially offset by a decrease in interest income from marketable securities.

Provision For (Benefit From) Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Provision for (benefit from) income taxes	$1,251	$1,138	$(1,010)
Percentage of loss before income taxes	3.7%	2.1%	1.3%

In 2015, 2014 and 2013, we recorded income taxes that were principally attributable to state and foreign taxes. The 2014 provision for income taxes also includes a $0.5 million charge related to our Israeli tax examination.

In 2013, in connection with an acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis difference related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a like amount of the valuation allowance was released and was recorded as a benefit from income taxes in the Consolidated Statements of Operations.

We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Year Ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows provided by (used in) operating activities	$295	$(9,657)	$(2,978)
Cash used in investing activities	(10,064)	(7,802)	(10,975)
Cash provided by (used in) financing activities	(1,006)	(484)	3,473
Decrease in cash and cash equivalents	$(10,775)	$(17,943)	$(10,480)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at December 31, 2015 consisted of $9.9 million of cash and cash equivalents, $96.4 million of short-term marketable securities and $6.4 million of non-current marketable securities. As of December 31, 2015, $3.2 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from December 31, 2015.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was negative $6.2 million in 2015.

Cash Flows from Operating Activities
Cash flows provided by operating activities were $0.3 million in 2015 compared to cash flows used in operating activities of $9.7 million in 2014. The increase in cash flows generated from operating activities primarily resulted from a decrease in accounts receivable and a lower net loss, which were partially offset by a decrease in deferred revenue. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $0.3 million of cash provided by operating activities in 2015 resulted from our net loss of $34.9 million, more than offset by net non-cash charges of $35.2 million. Net cash provided by operating activities during 2015 increased $10.0 million over 2014 primarily due to higher collections than in the prior year and a decrease in net loss. Additionally, the timing of payments against accounts payable contributed to the increase.

Cash Flows from Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers and leased facilities. We utilized $10.1 million in net investing activities in 2015, which included $6.5 million used for purchases of property and equipment and $3.6 million used for purchases of marketable securities, net of maturities and sales.

Cash Flows from Financing Activities
Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and equity awards. Cash used in financing activities of $1.0 million in 2015 resulted from $2.4 million in principal payments on our term debt and $1.1 million in taxes paid related to the net settlement of equity awards, partially offset by a $1.1 million disgorgement of profit by a stockholder to us and $1.3 million in cash receipts related to stock option exercises.

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

Repayment began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At December 31, 2015, we had $0.7 million of outstanding letters of credit and no revolving loans outstanding, $3.6 million of term loans outstanding at an interest rate of 2.48% and we were in compliance with all financial and restrictive covenants.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2015 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2016	2017 and 2018	2019 and 2020	2021 and beyond
Term loan	$3,600	$2,400	$1,200	$—	$—
Estimated interest on term loan	90	60	30	—	—
Letter of Credit	709	709	—	—	—
Contractual commitments	3,714	3,507	207	—	—
Operating leases	20,965	7,447	9,128	3,021	1,369
Total	$29,078	$14,123	$10,565	$3,021	$1,369

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

The contractual obligations reported above exclude our liability of $0.5 million for unrecognized tax benefits, which are more fully discussed in Note 10, “Income Taxes,” of Item 8, “Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements

Except as disclosed under the Contractual Payment Obligations section above, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation

We do not believe that inflation had a material effect on our business, financial condition or results of operations in 2015, 2014 or 2013.

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

As of December 31, 2015, we held cash and cash equivalents and marketable securities of $112.7 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at December 31, 2015, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jive Software, Inc.:

We have audited the accompanying consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jive Software, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jive Software, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
February 29, 2016

JIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$9,870	$20,594
Short-term marketable securities	96,410	93,001
Accounts receivable, net	54,090	66,729
Prepaid expenses and other current assets	13,135	13,490
Total current assets	173,505	193,814
Marketable securities, noncurrent	6,429	7,542
Property and equipment, net	12,747	12,986
Goodwill	29,753	29,753
Intangible assets, net	4,546	9,448
Other assets	8,165	9,314
Total assets	$235,145	$262,857
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,684	$3,565
Accrued payroll and related liabilities	6,954	6,622
Other accrued liabilities	7,842	8,246
Deferred revenue, current	131,850	128,592
Term debt, current	2,400	2,400
Total current liabilities	152,730	149,425
Deferred revenue, less current portion	16,392	31,947
Term debt, less current portion	1,200	3,600
Other long-term liabilities	2,682	1,288
Total liabilities	173,004	186,260
Commitments and contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 82,820 shares at December 31, 2015 and 80,342 at December 31, 2014; outstanding - 76,395 at December 31, 2015 and 73,917 at December 31, 2014	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	384,164	363,587
Accumulated deficit	(318,537)	(283,684)
Accumulated other comprehensive income (loss)	(141)	39
Total stockholders’ equity	62,141	76,597
Total liabilities and stockholders’ equity	$235,145	$262,857

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product	$180,172	$162,185	$131,507
Professional services	15,621	16,508	14,256
Total revenues	195,793	178,693	145,763
Cost of revenues:
Product	49,816	43,494	37,419
Professional services	22,378	23,179	17,873
Total cost of revenues	72,194	66,673	55,292
Gross profit	123,599	112,020	90,471
Operating expenses:
Research and development	52,818	52,275	55,742
Sales and marketing	78,684	90,141	86,083
General and administrative	26,708	24,633	24,613
Total operating expenses	158,210	167,049	166,438
Loss from operations	(34,611)	(55,029)	(75,967)
Other income (expense), net:
Interest income	277	205	249
Interest expense	(171)	(269)	(314)
Other, net	903	78	(349)
Total other income (expense), net	1,009	14	(414)
Loss before provision for (benefit from) income taxes	(33,602)	(55,015)	(76,381)
Provision for (benefit from) income taxes	1,251	1,138	(1,010)
Net loss	$(34,853)	$(56,153)	$(75,371)
Basic and diluted net loss per share	$(0.46)	$(0.79)	$(1.12)
Shares used in basic and diluted per share calculations	75,217	70,751	67,381

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(34,853)	$(56,153)	$(75,371)
Other comprehensive income (loss):
Foreign currency translation	(100)	(205)	290
Unrealized loss on marketable securities	(80)	(32)	(45)
Other comprehensive income (loss)	(180)	(237)	245
Comprehensive loss	$(35,033)	$(56,390)	$(75,126)

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2013, 2014 and 2015
(In thousands)

	Common stock		Treasury stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2012	65,399	$7	$(3,352)	$285,332	$(152,160)	$31	$129,858
Issuance of common stock for employee stock options exercised and vesting of restricted shares	3,783	—	—	5,873	—	—	5,873
Issuance of common stock for acquisitions	471	—	—	852	—	—	852
Stock-based compensation	—	—	—	34,777	—	—	34,777
Foreign currency translation, net of tax	—	—	—	—	—	290	290
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	—	(75,371)	—	(75,371)
Balance at December 31, 2013	69,653	7	(3,352)	326,834	(227,531)	276	96,234
Issuance of common stock for employee stock options exercised and vesting of restricted shares	4,264	—	—	2,492	—	—	2,492
Stock-based compensation	—	—	—	34,261	—	—	34,261
Foreign currency translation, net of tax	—	—	—	—	—	(205)	(205)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	(56,153)	—	(56,153)
Balance at December 31, 2014	73,917	7	(3,352)	363,587	(283,684)	39	76,597
Issuance of common stock for employee stock options exercised and vesting of restricted shares	2,478	—	—	287	—	—	287
Stock-based compensation	—	—	—	20,290	—	—	20,290
Foreign currency translation, net of tax	—	—	—	—	—	(100)	(100)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	(34,853)	—	(34,853)
Balance at December 31, 2015	76,395	$7	$(3,352)	$384,164	$(318,537)	$(141)	$62,141

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(34,853)	$(56,153)	$(75,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,605	15,458	15,774
Stock-based compensation	20,290	32,908	34,754
Change in deferred taxes	338	243	(1,231)
Non-recurring gain	(1,107)	—	—
Loss on sale of property and equipment	103	19	10
(Increase) decrease, net of acquisitions, in:
Accounts receivable, net	12,639	(7,900)	(4,629)
Prepaid expenses and other assets	(307)	(4,084)	(1,437)
Increase (decrease), net of acquisitions, in:
Accounts payable	535	(2,622)	(2,669)
Accrued payroll and related liabilities	300	(883)	101
Other accrued liabilities	(1,266)	139	1,057
Deferred revenue	(12,297)	13,202	30,290
Other long-term liabilities	315	16	373
Net cash provided by (used in) operating activities	295	(9,657)	(2,978)
Cash flows from investing activities:
Payments for purchase of property and equipment	(6,450)	(9,313)	(13,934)
Purchases of marketable securities	(133,314)	(91,987)	(111,700)
Sales of marketable securities	25,383	36,174	40,772
Maturities of marketable securities	104,317	57,324	84,934
Acquisitions, net of cash acquired	—	—	(11,047)
Net cash used in investing activities	(10,064)	(7,802)	(10,975)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,345	4,250	6,947
Taxes paid related to net share settlement of equity awards	(1,058)	(1,758)	(1,074)
Repayments of term loans	(2,400)	(2,400)	(2,400)
Earnout payment for prior acquisition	—	(576)	—
Non-recurring gain	1,107	—	—
Net cash provided by (used in) financing activities	(1,006)	(484)	3,473
Net decrease in cash and cash equivalents	(10,775)	(17,943)	(10,480)
Effect of exchange rate changes	51	122	(60)
Cash and cash equivalents, beginning of period	20,594	38,415	48,955
Cash and cash equivalents, end of period	$9,870	$20,594	$38,415

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

Signed agreements are used as evidence of an arrangement. If a contract signed by the customer does not exist, we have historically used a purchase order as evidence of an arrangement. In cases where both a signed contract and a purchase order exist, we consider the signed contract to be the final persuasive evidence of an arrangement. Software and corresponding license keys are delivered to customers electronically. Electronic delivery occurs when we provide the customer with access to the software. We assess whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. We do not generally offer extended payment terms. Typical payment terms are due between 30 and 60 days from delivery of solutions or services. For professional services that are billable under a time and materials based arrangement, these fees are neither fixed nor determinable until the work is performed and the fee becomes billable to the customer. We assess collectability of the customer receivable based on a number of factors such as collection history with the customer and creditworthiness of the customer. If we determine that collectability is not reasonably assured, revenue is deferred until collectability becomes reasonably assured, generally upon receipt of cash.

We offer subscriptions of our platform to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we occasionally license our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have vendor-specific objective evidence (“VSOE”) of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term, both the perpetual license and support and maintenance are recognized ratably over the initial stated term. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient consistently priced standalone sales of support and maintenance, nor have we offered substantive renewal rates for support and maintenance. Additionally, customers who have purchased perpetual licenses to the base platform have historically also purchased term-based subscriptions to certain of our modules. We do not have VSOE of fair value for either the support and maintenance on the perpetual license or the modules and, therefore, revenue is recognized ratably over the longer of the initial maintenance term for the perpetual license or the term for the subscription elements.

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

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $0.2 million and $1.6 million at December 31, 2015 and 2014, respectively. Cash equivalents are stated at cost, which approximates market value.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2012	$218
Charges to expense and deferred revenue	672
Write-offs	(150)
Balance, December 31, 2013	740
Charges to expense and deferred revenue	599
Write-offs	(780)
Balance, December 31, 2014	559
Charges to expense and deferred revenue	1,529
Write-offs	(918)
Balance, December 31, 2015	$1,170

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

Software Development Costs and Internal-Use Software Development Costs
Through the third quarter of 2014, we capitalized costs to develop internal-use software during the application development stage. These costs related to application development activities. In the third quarter of 2014, management developed a substantive plan to repurpose the in-process development into our existing software platform and new software products. As a result of this decision, the associated capitalized internal-use software costs became governed by the accounting standards related to development costs for software to be sold in the third quarter of 2014. As such, subsequent to July 2014, we no longer capitalize costs related to internal-use software and we account for our current capitalized costs as development costs for software to be sold.

Software development costs incurred subsequent to establishing technological feasibility through the general release of the software products are capitalized. Technological feasibility is demonstrated by the completion of a detailed program design or working model, if no program design is completed. Historically, technological feasibility has occurred concurrently with the commercial release of our products and, as a result, we have not capitalized development costs for software to be sold. We do not anticipate capitalizing material software development costs in future periods.

GAAP requires that annual amortization expense of the capitalized software development costs be the greater of the amounts computed using the ratio of gross revenue to a products’ total current and anticipated revenues or the straight-line method over the products’ remaining estimated economic life.

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through December 31, 2015, we released products related to $5.1 million of the capitalized costs. We anticipate the remaining products related to the capitalized costs to be commercially released through the first half of 2017.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount capitalized to the estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the years ended December 31, 2015, 2014 or 2013.

	Year Ended December 31,
	2015	2014	2013
Software development costs capitalized during period	$—	$5,924	$3,057
Amortization of capitalized software development costs	2,012	65	—

Capitalized computer software development costs consist of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(2,077)	(65)
	$6,904	$8,916

As of December 31, 2015 and 2014 the net balance of software development costs is included in other assets.

Of our capitalized software development costs that are currently completed and being amortized, we expect future amortization expense to be as follows (in thousands):

2016	$2,517
2017	571
$3,088

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

We did not incur any long-lived asset impairment charges in the years ended December 31, 2015, 2014 or 2013.

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

To test for impairment, we can choose to first make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. If the conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. During 2015, 2014 and 2013, we elected to forgo the qualitative assessment, and proceeded to the first step of the test for goodwill impairment. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that the fair value of the reporting unit substantially exceeded its carrying value and, accordingly, we did not record any charges related to goodwill impairment during the years ended December 31, 2015, 2014 or 2013.

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

Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition from our subscription license, perpetual license, hosting, professional services and support and maintenance revenues described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers in annual installments. Accordingly, the deferred revenues balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized as revenues ratably over the associated contract term. We defer the professional service fees in situations where the professional services and subscription or perpetual contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. Approximately 6% and 4% of total deferred revenue as of December 31, 2015 and 2014, respectively, related to deferred professional services revenues.

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

No individual customer accounted for 10% or more of total revenues in the years ended December 31, 2015, 2014 or 2013. No customer accounted for 10% or more of total accounts receivable at December 31, 2015 or 2014.

Stock-Based Compensation
We recognize compensation expense for all share-based payment awards, including stock options, restricted stock and purchases under the 2015 Employee Stock Purchase Plan (the "ESPP") based on the estimated fair value of the award on the grant date. We use the Black-Scholes-Merton valuation model to estimate the fair value of stock option awards. The fair value of the awards is recognized as expense, net of estimated forfeitures, on a straight-line basis over the requisite service period, which is generally the vesting period of the respective award.

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

Commissions

Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our direct sales force. Generally, sales commissions are earned and recorded as an expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect against any invoiced fee associated with a sales order. Commission expense was $11.8 million, $13.7 million and $15.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

Leases
We lease our facilities and certain equipment under operating leases. For facility leases that contain rent escalation or rent concession provisions, we record the total rent expense during the lease term on a straight-line basis over the term of the lease. For facility leases that contain tenant improvement allowances, we recognize a lease incentive liability and amortize these amounts on a straight-line basis over the term of the related leases as a reduction of rent expense. We record the difference between the rent paid and the straight-line rent expense as a deferred rent liability in other long-term liabilities in the accompanying Consolidated Balance Sheets.

Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense and totaled $5.6 million, $7.7 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Legal Costs
We are party to legal proceedings arising in the normal course of business. Legal costs are expensed as incurred as a component of general and administrative expense.

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

Foreign Currency Translation
The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ deficit. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the consolidated balance sheet dates. Foreign currency transaction gains and losses were not material in the years ended December 31, 2015, 2014 or 2013.

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

Clara’s results of operations have been included in our consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. Revenue and earnings information since the date of acquisition was not material to the current period financial statements.

StreamOnce, Inc. (“StreamOnce”)
On April 29, 2013, we acquired all of the outstanding shares of StreamOnce, whose product offers a platform that connects third-party information streams directly into our Jive Social Business Platform, integrating disparate information systems for increased productivity. The total initial purchase consideration was comprised of $4.7 million in cash and 532,952 shares of our common stock with a fair value on April 29, 2013 of $7.3 million. Of the 532,952 shares of common stock, 470,552 shares of common stock issued to certain StreamOnce employees vested over a two-year period contingent upon the continued employment of the recipients. The fair value of these shares totaled $6.4 million, and was recognized as stock-based compensation over the two-year vesting period. Additionally, during 2014, certain StreamOnce employees received additional consideration of $0.7 million, based on our sales and customer count relating to the acquired business exceeding certain thresholds over an 18-month period commencing as of the acquisition date (the “Earnout”).

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

The allocation of the purchase price was as follows (dollars in thousands):

Cash paid	$4,667
Value of common stock issued	852
Contingent consideration	576
Total transaction consideration:	$6,095
		Useful Life
Current assets	$108
Goodwill	3,157
Other intangible assets:
Core technology	3,671	5 years
Covenant not to compete	459	3 years
Trade names	118	3 years
	4,248
Current liabilities	(67)
Deferred tax liability	(1,351)
Net assets acquired	$6,095

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

In connection with the StreamOnce acquisition, a deferred tax liability of $1.4 million was established for the book and tax basis differences related to specifically identified non-goodwill intangibles. The net liability from the acquisition created an additional source of income to utilize our deferred tax assets and, therefore, a corresponding amount of the valuation allowance was released and recorded as a benefit from income taxes in 2013.

Transaction costs of $0.2 million associated with the acquisition of StreamOnce were expensed as incurred as a component of general and administrative expenses on our Consolidated Statements of Operations.

StreamOnce’s results of operations have been included in our Consolidated Financial Statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material. Revenue and earnings information since the date of acquisition was not material to the current period financial statements.

Note 4. Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2015 and 2014 (in thousands):

December 31, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$9,624	$—	$—	$9,624
Cash equivalents:
Money market mutual funds	246	—	—	246
Total cash and cash equivalents	9,870	—	—	9,870
Short-term marketable securities:
Commercial paper	7,485	—	—	7,485
Corporate notes and bonds	44,483	—	(60)	44,423
Government obligation	12,010	—	(12)	11,998
U.S. agency obligations	32,543	—	(39)	32,504
Total short-term marketable securities	96,521	—	(111)	96,410
Marketable securities, noncurrent:
Corporate notes and bonds	4,453	—	(17)	4,436
Government obligations	1,997	—	(4)	1,993
Total marketable securities, noncurrent	6,450	—	(21)	6,429
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$112,841	$—	$(132)	$112,709
December 31, 2014
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,985	$—	$—	$18,985
Cash equivalents:
Money market mutual funds	1,609	—	—	1,609
Total cash and cash equivalents	20,594	—	—	20,594
Short-term marketable securities:
Commercial paper	2,499	—	—	2,499
Corporate notes and bonds	53,643	—	(35)	53,608
U.S. agency obligations	36,907	—	(13)	36,894
Total short-term marketable securities	93,049	—	(48)	93,001
Marketable securities, noncurrent:
Corporate notes and bonds	3,501	—	(4)	3,497
Government obligations	1,995	1	—	1,996
U.S. agency obligations	2,049	—	—	2,049
Total marketable securities, noncurrent	7,545	1	(4)	7,542
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$121,188	$1	$(52)	$121,137

As of December 31, 2015 and 2014, we did not consider any of our investments to be other-than-temporarily impaired.

As of December 31, 2015, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$96,410
Due within 1 year through 3 years	6,429
Total marketable securities	$102,839

See also Note 7.

Note 5. Property and Equipment, net

The following table sets forth the components of property and equipment (in thousands):

	December 31,
	2015	2014
Computers, equipment and software	$37,249	$33,706
Leasehold improvements	5,546	5,214
Furniture and fixtures	2,630	2,559
Construction in progress	3,666	1,055
	49,091	42,534
Less accumulated depreciation and amortization	(36,344)	(29,548)
	$12,747	$12,986

Depreciation expense related to property and equipment was as follows (in thousands):

Year Ended December 31,
2015	2014	2013
$7,800	$9,351	$9,180

Note 6. Goodwill and Other Intangible Assets, net

The roll-forward of activity related to goodwill was as follows (in thousands):

Balance at December 31, 2012	$23,435
Acquisition of Clara	3,161
Acquisition of StreamOnce	3,157
Balance at December 31, 2013, 2014 and 2015	$29,753

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful	December 31,
	Life	2015	2014
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(16,103)	(12,049)
		4,338	8,392

Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)
		—	—

Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(1,976)	(1,634)
		52	394

Other	2-7 years	1,939	1,939
Accumulated amortization		(1,783)	(1,277)
		156	662
Total intangible assets, net		$4,546	$9,448

Amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,
2015	2014	2013
$4,902	$4,862	$4,990

Estimated future amortization expense as of December 31, 2015, is as follows (in thousands):

2016	$2,579
2017	1,587
2018	380
$4,546

Note 7. Fair Value Measurements of Assets and Liabilities

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that were measured at fair value on a recurring basis (in thousands):

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$246	$—	$—	$246
Marketable securities
Commercial paper	—	7,485	—	7,485
Corporate notes and bonds	—	48,859	—	48,859
Government obligations	—	13,991	—	13,991
U.S. government and agency	—	32,504	—	32,504
	—	102,839	—	102,839
Total	$246	$102,839	$—	$103,085

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$1,609	$—	$—	$1,609
Marketable securities
Commercial paper	—	2,499	—	2,499
Corporate notes and bonds	—	57,105	—	57,105
Government obligations	—	1,996	—	1,996
U.S. government and agency	—	38,943	—	38,943
	—	100,543	—	100,543
Total	$1,609	$100,543	$—	$102,152

We did not have any financial liabilities measured at fair value on a recurring basis at December 31, 2015 or 2014.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our non-recurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2015, 2014 and 2013 we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a non-recurring basis.

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

There were no changes to our valuation techniques during 2015.

Note 8. Long-Term Debt

Credit Facility with Silicon Valley Bank
We have a secured revolving loan facility and term loan facility of up to $30.0 million with Silicon Valley Bank (“SVB”), which, as amended in March 2015, expires May 23, 2017 (the “Loan Agreement”). Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio.

Repayment on the term loan began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest.

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

The Loan Agreement contains affirmative and negative covenants subject to certain exceptions. We must also comply with financial covenants under the Loan Agreement, including:

(i)	a minimum quick ratio;

(ii)	for the period from the closing through December 31, 2013, a minimum adjusted EBITDA; and

(iii)	beginning with the fiscal quarter ending March 31, 2014, a minimum fixed charge coverage ratio and a maximum leverage ratio.

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

The Loan Agreement also restricts our ability to pay dividends by requiring the written consent of SVB to pay cash dividends to our stockholders.

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

At December 31, 2015, we had $0.7 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement, $3.6 million of term loans outstanding at an interest rate of 2.48%, $30.0 million was available under the revolving loan facility and we were in compliance with all covenants.

Summary
Our long-term debt is summarized as follows (in thousands):

	December 31,
	2015	2014
Silicon Valley Bank loans	$3,600	$6,000
Less current portion	(2,400)	(2,400)
	$1,200	$3,600

Annual maturities of long-term debt as of December 31, 2015 were as follows (in thousands):

2016	$2,400
2017	1,200
$3,600

Note 9. Stock-Based Awards and Stock-Based Compensation

Stock Option Plans

2011 Plan
Our 2011 Equity Incentive Plan (the “2011 Plan”) provides our board of directors with broad discretion in creating employee equity incentives. Unless otherwise provided in the 2011 Plan document, the compensation committee, in its discretion, determines the stock option exercise prices, which may not be less than the fair value of our common stock at the date of grant, vesting periods, and expiration periods, which are a maximum of ten years from the date of grant.

The 2011 Plan replaced two previous plans. Awards that were outstanding upon termination of the previous plans remained outstanding pursuant to their original terms and awards subsequently terminated return to the pool of shares available for grant under the 2011 Plan.

The 2011 Plan allows for grants of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), performance shares and performance stock units ("PSUs"). Generally, all stock option grants are issued under an option agreement that provides, among other things, that the option grant vests over a four-year period while RSU and PSU agreements vest between one and four years.

The number of shares available for issuance under the 2011 Plan increases on the first business day of each year in an amount equal to the lesser of (i) 5,000,000 shares; (ii) 3.9% of the outstanding shares on the last day of the immediately preceding year; or (iii) such number of shares as determined by the board of directors.

2015 Employee Stock Purchase Plan
In May 2015, our stockholders approved the adoption of the ESPP, pursuant to which 2,000,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15% of their base salary during each pay period, up to $25,000 in a calendar year, for the purchase of up to 3,000 shares during a purchase period. The ESPP provides for separate overlapping 12 month offering periods starting every six months. Each offering has two purchase dates occurring every six months on designated dates. The offerings under the ESPP commence on May 15 and November 15 of each calendar year, beginning in May 2016. Any eligible employee may participate in only one offering period at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each six-month period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per shares is equal to 85 percent of the lower of the fair market value of the common stock on the first day of the offering period or the date of purchase.

The first purchase period of the ESPP will be in May 2016 and, therefore, no shares were issued pursuant to the ESPP in the year ended December 31, 2015.

Stock Option Activity
Certain information regarding stock option activity and stock options outstanding as of December 31, 2015 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2014	3,389,132	7,329,575	$5.97
Additional shares reserved	2,870,538
Stock options granted	(2,440,695)	2,440,695	5.37
Forfeited – stock options	1,703,380	(1,703,380)	9.73
Exercised – stock options exercised		(1,089,933)	1.22
Granted – RSUs	(3,914,358)
Forfeited – RSUs	1,574,637
Forfeited – PSUs	250,000
Vested RSUs adjusted for taxes	209,532
Balances, December 31, 2015	3,642,166	6,976,957	$5.59	5.55	$6,878
Exercisable at December 31, 2015		4,633,363	$5.48	3.65	$6,876
Vested and expected to vest		6,744,707	$5.58	5.39	$6,878

On January 1, 2016, an additional 2,979,417 shares were reserved for future awards under the 2011 Plan.

Restricted Stock Activity
Restricted stock results from the grant of PSUs and RSUs. The shares of restricted stock vest over the period specified in the related PSU and RSU agreements.

Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2014	4,043,912	$11.21
Granted RSUs	3,914,358	5.39
Vested RSUs	(1,635,341)	10.82
Forfeited RSUs	(1,574,637)	9.72
Forfeited PSUs	(250,000)	8.12
Balances, December 31, 2015	4,498,292	6.98

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.

Stock-Based Compensation
The fair value of the stock-based options granted to employees was estimated using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	6.0	6.0	5.9
Risk-free interest rate	1.75%	1.83%	1.09%
Volatility	50.62%	50.43%	52.17%
Dividend yield	—%	—%	—%

The following weighted average assumptions were used to estimate the fair value of ESPP shares in the periods presented:

	Year Ended December 31,
	2015	2014	2013
Expected term (in years)	0.7	0	0
Risk-free interest rate	0.41%	—%	—%
Volatility	36.20%	—%	—%
Dividend yield	—%	—%	—%

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

The expected term for the ESPP is the weighted average length of the purchase periods. We utilize our historical volatility over the estimated expected term as the expected volatility.

Certain information regarding our stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Weighted average per share grant date fair value of stock options granted	$2.65	$3.68	$7.57
Weighted average per share grant date fair value of ESPP purchase rights	$1.32	$—	$—
Total intrinsic value of stock options exercised	$4,444	$12,573	$36,367
Total fair value of restricted stock and stock options vested	$19,320	$38,071	$21,045

Stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenues	$3,029	$4,276	$3,450
Research and development	7,078	10,642	14,133
Sales and marketing	3,775	10,852	10,614
General and administrative	6,423	7,138	6,557
Total	$20,305	$32,908	$34,754
Stock-based compensation related to non-employee awards (included in total stock-based compensation above)	$—	$41	$488
Stock-based compensation capitalized related to the development of internal-use software	$—	$1,370	$—

There were no grants of stock-based awards to non-employees in 2015, 2014 or 2013. Vesting of shares granted to non-employees was contingent on the individual continuing to provide service. Expense for these awards was calculated using the Black-Scholes-Merton option-pricing model. These awards are equity classified and were marked to market each period with the change in fair value recorded in earnings. At December 31, 2015, there were no options exercisable for shares of our common stock by non-employees.

As of December 31, 2015, we had unrecognized compensation related to all stock-based awards of $32.9 million, which will be recognized over the weighted average remaining vesting period of 2.9 years.

Note 10. Income Taxes

Income Tax Provision (Benefit)
Pretax income (loss) is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$(35,009)	$(55,660)	$(76,714)
Foreign	1,407	645	333
Total	$(33,602)	$(55,015)	$(76,381)

The provision (benefit) for federal, state and foreign income taxes was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax provision (benefit):
Federal	$—	$—	$—
State	157	50	79
Foreign	965	1,015	142
Total current tax provision (benefit)	1,122	1,065	221
Deferred tax provision (benefit):
Federal	103	50	(1,025)
State	26	23	(206)
Foreign	—	—	—
Total deferred tax expense	129	73	(1,231)
Provision for (benefit from) income taxes	$1,251	$1,138	$(1,010)

The 2015 provision for income taxes includes $0.4 million charge related to foreign withholding taxes. The 2014 provision for income taxes includes a $0.5 million charge related to our Israeli tax examination. The 2013 benefit from income taxes includes a $1.4 million tax benefit from the release of valuation allowance on our deferred tax assets related to an acquisition. In connection with the acquisition of StreamOnce, a deferred tax liability was established for the book-tax basis differences related to the non-goodwill intangibles. The net deferred tax liability created an additional source of income to offset our deferred tax assets. The impact on our deferred tax assets and liabilities caused by the acquisition is recorded outside of acquisition accounting.

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax	(11.1)	(6.9)	(10.5)
Change in valuation allowance	45.9	40.0	44.0
Permanent differences	5.4	5.3	4.6
Tax credits	(6.2)	(3.8)	(4.4)
Foreign rate impact	(0.6)	(0.2)	(0.1)
Foreign tax withheld at source	1.5	—	—
Other	2.8	1.7	(0.9)
	3.7%	2.1%	(1.3)%

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating losses and tax credit carryforwards. The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$74,486	$69,176
Accrued expenses, reserves and allowances	940	1,220
Deferred revenue	16,545	16,429
Tax credit carryforwards	12,079	9,580
Deferred rent	320	363
Depreciation	820	—
Amortizable intangibles	203	—
Other	16,333	13,840
Total deferred tax assets	121,726	110,608
Deferred tax liabilities:
Depreciation	—	(1,212)
Amortizable intangibles	—	(1,678)
Indefinite lived intangibles	(367)	(238)
Other	—	(177)
Total deferred tax liabilities	(367)	(3,305)
Valuation allowance	(121,726)	(107,540)
Net deferred taxes	$(367)	$(237)

The tax benefit of net operating losses, temporary differences and credit carryforwards is recorded as an asset to the extent that we assess that realization is more likely than not. Realization of the future tax benefits is dependent on our ability to generate sufficient taxable income within the carryforward period. Due to our history of operating losses, we currently believe that the recognition of the deferred tax assets arising from the above mentioned future tax benefits is not more likely than not to be realized and, accordingly, have provided a full valuation allowance.

Certain other information regarding our deferred income taxes was as follows:

(In thousands)	Year Ended December 31,
	2015	2014	2013
Increase in valuation allowance	$14,186	$21,463	$32,692

(In millions)	December 31,
	2015	2014
Federal and state NOL carryforwards	$250.2	$238.8
Tax credit carryforwards	12.9	10.3

These carryforwards expire between 2016 and 2035.

Approximately $74.7 million of our NOL carryforwards at December 31, 2015 were generated as a result of excess tax deductions related to exercises of stock options and disqualifying dispositions. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. NOL carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Accordingly, the deferred tax assets related to the net operating losses were reduced by $31.6 million and $31.1 million at December 31, 2015 and 2014, respectively.

Unrecognized Tax Benefits
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2015 and 2014, the accrued penalties or interest recorded in the consolidated financial statements were insignificant. Only $0.4 million of the unrecognized tax benefits would currently have an impact on the effective tax rate if recognized. The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance	$567	$409	$737
Additions based on tax positions related to the current year	185	240	205
Reductions based on tax positions related to the current year	(74)	—	—
Additions based on prior year tax positions	—	36	151
Reductions for tax positions in prior years	(223)	(118)	(212)
Settlements	—	—	(472)
Ending balance	$455	$567	$409

We are subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local tax examinations for tax years ended before December 31, 2011. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or credit carryforward. At December 31, 2015, we were not under exam in any jurisdictions. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2016.

Unrepatriated Foreign Earnings
We did not repatriate any earnings of our foreign subsidiaries in 2015, 2014 or 2013. We plan to indefinitely reinvest the earnings of all of our foreign subsidiaries overseas. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. As of December 31, 2015, we had $2.5 million of unrepatriated foreign earnings.

Note 11. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net loss	$(34,853)	$(56,153)	$(75,371)
Denominator:
Weighted-average common shares outstanding	75,365	71,251	67,858
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	148	500	477
Weighted-average shares used to compute net loss per share, basic and diluted	75,217	70,751	67,381
Net loss per share, basic and diluted	$(0.46)	$(0.79)	$(1.12)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2015	2014	2013
Shares subject to outstanding common stock options	6,976,957	7,329,575	9,480,138
Unvested restricted common stock	4,498,292	4,043,912	4,796,112
Common stock subject to repurchase	—	313,412	635,928
Purchase rights from employee stock purchase plans	8,268	—	—
	11,483,517	11,686,899	14,912,178

Note 12. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Supplemental Cash Flow Information
Cash paid for interest	$123	$181	$246
Cash paid for income taxes	634	235	258

Supplemental Non-Cash Information
Construction costs funded by landlord tenant improvement allowance	$741	$—	$—
Common stock issued in connection with StreamOnce acquisition	—	—	852

Note 13. Commitments and Contingencies

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

Operating Leases
Operating lease payments primarily relate to equipment leases and noncancelable operating leases associated with the following spaces that we currently utilize:

Location	Lease expiration
Palo Alto, California headquarters	March 2020
Portland, Oregon office	September 2018
San Francisco, California office	October 2022
Boulder, Colorado office	March 2016
United Kingdom office	May 2018
Israel office	February 2021
Arizona data center	December 2016
New Jersey data center	September 2016
Netherlands data center	October 2016
London data center	March 2017

In addition to the facilities listed above, we also occupy a number of smaller sales and service offices around the world. In addition to our currently occupied space, there are other facility leases that are no longer being utilized by us that have been fully sublet.

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross rent expense	$7,677	$7,023	$5,570
Sublease income	254	45	45
Net rent expense	$7,423	$6,978	$5,525

Minimum rentals to be received in the future under subleases as of December 31, 2015 were $0.7 million.

The approximate future minimum lease payments required under operating leases (including for sublet facilities) were as follows (in thousands):

Year ending December 31,
2016	$7,447
2017	5,057
2018	4,071
2019	1,658
2020	1,363
Thereafter	1,369
$20,965

Contractual Commitments
We have commitments under non-cancelable purchase orders or vendor agreements of $3.7 million at December 31, 2015. The non-cancelable purchase order and vendor agreement commitments will be filled at various times through the second quarter of 2017.

Note 14. Geographic Information

Sales to countries which totaled 10% or more of our total revenues, determined based on the location of the end customer, were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$143,819	$135,876	$112,693
Rest of world	51,974	42,817	33,070
	$195,793	$178,693	$145,763

Our long-lived net assets are classified by major geographic areas as follows:

	Year Ended December 31,
	2015	2014
U.S.	$9,530	$11,385
Israel	2,199	317
Netherlands	634	731
United Kingdom	384	553
	$12,747	$12,986

Note 15. Employee Benefit Plan

We offer a 401(k) employee savings plan to our U.S.-based employees. We make a nondiscretionary matching contribution equal to 100% of the first 3% and 50% of the next 2% of compensation contributed by employees. We made matching contributions as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
401(k) matching contributions	$2,485	$2,413	$2,196

Note 16. Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors of these customers. Certain information regarding these customers was as follows (in thousands):

	December 31,
	2015	2014
Accounts receivable	$230	$46
Current deferred revenue	461	548
Non-current deferred revenue	56	75

	Year Ended December 31,
	2015	2014	2013
Revenues	$1,046	$929	$1,820

Note 17.    Disgorgement Funds Received
On January 8, 2015, we received $1.1 million from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act of 1934, as amended. We recognized the amount when realized in other, net on our Consolidated Statements of Operations. The amount is reflected as a non-recurring gain in our financing cash flows on our Consolidated Statements of Cash Flows.
Note 18. New Accounting Pronouncements

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

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40).” ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and, if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740).” ASU 2015-17 simplifies the accounting for deferred taxes in a classified statement of financial position, requiring all deferred taxes to be presented as non-current. ASU 2015-17 is effective for public companies' annual periods, including interim periods, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015-17 to have a material effect on our financial position, results of operations or cash flows.

Note 19. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Total revenues	$47,126	$48,611	$49,905	$50,151
Gross profit	29,900	30,460	31,740	31,499
Net loss	(8,165)	(9,310)	(8,829)	(8,549)
Net loss per share, basic and diluted	(0.11)	(0.12)	(0.12)	(0.11)
	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Total revenues	$41,029	$43,375	$46,600	$47,689
Gross profit	25,574	26,735	29,365	30,346
Net loss	(17,324)	(14,630)	(12,109)	(12,090)
Net loss per share, basic and diluted	(0.25)	(0.21)	(0.17)	(0.17)

Net loss per share of common stock for the four quarters of each year in the table above may not sum to the total for each year because of the different number of weighted-average shares outstanding in each respective period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jive Software, Inc.:

We have audited Jive Software, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jive Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
February 29, 2016

ITEM 9B.    OTHER INFORMATION

Departure of Director and Appointment of Director
On February 26, 2016, Matthew Tucker resigned as a member of our board of directors, effective immediately.

Following such resignation, on February 26, 2016 our board of directors appointed Phillip Koen to serve on the board of directors, effective March 1, 2016. Mr. Koen will serve as a Class II director, with a term expiring at the Company’s 2016 annual meeting of stockholders. In connection with his appointment to our board of directors, Mr. Koen was also appointed to serve as a member of each of the Audit Committee and the Compensation Committee of our board of directors, effective March 1, 2016.

Mr. Koen currently serves as Executive Chairman of the Board of Directors of Intermedia, a mobile and integrated business cloud services company. From May 2011 to May 2015, Mr. Koen served as Chief Executive Officer and Executive Chairman of Intermedia. Prior to joining Intermedia, from February 2010 to May 2011, Mr. Koen served as Chief Executive Officer of Montero Partners, an advisory services company. From March 2006 to January 2010, Mr. Koen served as Chief Executive Officer and director of Savvis, Inc., a global leader in cloud infrastructure and hosted IT solutions for enterprises. Before joining Savvis, from July 1999 to March 2006, Mr. Koen served in several executive positions with Equinix, Inc., a provider of network-neutral data centers and Internet exchange services, including as the company’s President and Chief Operating Officer and as its Chief Financial Officer. Mr. Koen holds a bachelor’s degree in Economics from Claremont McKenna College and an MBA from the University of Virginia. We believe that Mr. Koen’s experience as a chief executive officer and other executive roles within a number of enterprise cloud solutions companies qualify him to serve as a member of our board of directors.

Mr. Koen will participate in the non-employee director compensation arrangements described in our 2015 annual proxy statement filed with the Securities and Exchange Commission on April 10, 2015. Pursuant to those arrangements, Mr. Koen will receive, the following initial equity awards in connection with his appointment to our board of directors:

•
An initial restricted stock unit (“RSU”) grant on March 1, 2016, with a fair value on the date of grant equal to $200,000; 25% of the RSU grant will vest on the first anniversary of the grant date with the remaining portion of his grant vesting quarterly over the next eight quarters, subject to his continued service on our board of directors through each such vesting date; and

•
An initial option grant on March 1, 2016, with a fair value (based on Black-Scholes) on the date of grant equal to $200,000; the option grant will vest 25% of the underlying shares on the first anniversary of the grant date with the remaining shares underlying his option grant vesting quarterly over the next eight quarters, subject to his continued service on our board of directors through each such vesting date.

In connection with his appointment, Mr. Koen will also enter into the Company’s standard form of indemnification agreement, a copy of which has been filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-176483) filed with the Securities and Exchange Commission on November 30, 2011.

There are no arrangements or understandings between Mr. Koen and any other persons pursuant to which Mr. Koen was elected as a director. In addition, Mr. Koen has no direct or indirect material interest in any transaction or proposed transaction required to be reported under Section 404(a) of Regulation S-K.

In addition, on February 26, 2016, the board of directors changed the class of directorship for Gabrielle Toledano from a Class I director to a Class II director.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2015, pursuant to Regulation 14A under the Exchange Act. See “Election of Board of Directors,” “Meetings of the Board of Directors,” “Committees of the Board of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to our 2016 Proxy Statement. See “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to our 2016 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our 2016 Proxy Statement. See Election of Board of Directors,” “Committees of the Board of Directors” and “Director Independence.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our 2016 Proxy Statement. See “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Date:	February 29, 2016		JIVE SOFTWARE, INC.

		By:	/s/ Elisa Steele
Elisa Steele
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2016.

Principal Executive Officer and Director:

By:	/s/ Elisa Steele
Elisa Steele
Chief Executive Officer, President and Director

Principal Financial and Accounting Officer:

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
EVP and Chief Financial Officer

Directors:

By:	/s/ Margaret A. Breya
Margaret A. Breya, Director

By:	/s/ William A. Lanfri
William A. Lanfri, Director

By:	/s/ Tom J. Reilly
Tom J. Reilly, Director

By:	/s/ Charles J. Robel
Charles J. Robel, Director

By:	/s/ Theodore E. Schlein
Theodore E. Schlein, Director

By:	/s/ Gabrielle Toledano
Gabrielle Toledano, Director

By:	/s/ Anthony Zingale
Anthony Zingale, Chairman

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.6*	Offer Letter, between Jive Software, Inc. and Ofer Ben-David, dated November 19, 2014. (8) (Exhibit 10.6)

10.7	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.8	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.9	Second Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 31, 2012. (4) (Exhibit 10.14)

10.10	Lease Agreement between Jive Software, Inc. and TTC Partners III, LC, dated May 13, 2010. (1) (Exhibit 10.14)

10.11	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012. (3) (Exhibit 10.1)

10.12	First Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated April 26, 2013. (5) (Exhibit 10.1)

10.13	Second Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated February 18, 2014. (6) (Exhibit 10.1)

10.14	Third Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated March 31, 2015. (9) (Exhibit 10.1)

10.15*	Form of Change of Control and Retention Agreement for Bryan LeBlanc, Ofer Ben-David, Jeffrey Lautenbach and David Puglia. (1) (Exhibit 10.17)

10.16*	Transition Agreement dated November 3, 2014, by and between the Company and Anthony Zingale. (7) (Exhibit 10.2)

10.17*	2012 Executive Bonus Plan. (2) (Exhibit 10.1)

10.18*	Amended and Restated Offer Letter, dated February 9, 2015, by and between the Company and Elisa Steele. (8) (Exhibit 10.17)

10.19*	Amended and Restated Change of Control and Retention Agreement, dated February 9, 2015, by and between the Company and Elisa Steele. (8) (Exhibit 10.18)

10.20*	2015 Employee Stock Purchase Plan. (10) (Exhibit 4.5)

10.21*	Offer letter between Jive Software, Inc. and Jeffrey Lautenbach, dated August 3, 2015. (11) (Exhibit 10.1)

10.22*	Offer letter between Jive Software, Inc. and David Puglia, dated September 9, 2015. (11) (Exhibit 10.2)

E-1

Exhibit Number	Description
21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.

(3)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.

(4)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 7, 2012.

(5)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 1, 2013.

(6)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on February 19, 2014.

(7)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 6, 2014.

(8)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on February 27, 2015.

(9)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2015.

(10)	Incorporated by reference to Form S-8 as filed with the Securities and Exchange Commission on June 16, 2015.

(11)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2015.

E-2