Form 10-Q
period 2016-03-31
Jive Software, Inc.
filed 2016-05-10
CIK 1462633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-35367
_______________________________________________________
JIVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	42-1515522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

325 Lytton Avenue, Suite 200, Palo Alto, California	94301
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 650-319-1920
_______________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of April 29, 2016 was 76,594,558.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

JIVE SOFTWARE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$19,251	$9,870
Short-term marketable securities	93,424	96,410
Accounts receivable, net of allowances of $1,244 and $1,170	37,651	54,090
Prepaid expenses and other current assets	12,369	13,135
Total current assets	162,695	173,505
Marketable securities, noncurrent	7,537	6,429
Property and equipment, net of accumulated depreciation of $37,824 and $36,344	11,359	12,747
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $23,330 and $22,292	3,508	4,546
Other assets	7,349	8,165
Total assets	$222,201	$235,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,906	$3,684
Accrued payroll and related liabilities	6,967	6,954
Other accrued liabilities	6,167	7,842
Deferred revenue, current	123,833	131,850
Term debt, current	2,400	2,400
Total current liabilities	146,273	152,730
Deferred revenue, less current portion	14,128	16,392
Term debt, less current portion	600	1,200
Other long-term liabilities	2,656	2,682
Total liabilities	163,657	173,004
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued – 83,018 shares at March 31, 2016 and 82,820 at December 31, 2015; outstanding – 76,592 at March 31, 2016 and 76,395 at December 31, 2015	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	387,712	384,164
Accumulated deficit	(325,946)	(318,537)
Accumulated other comprehensive income (loss)	123	(141)
Total stockholders’ equity	58,544	62,141
Total liabilities and stockholders’ equity	$222,201	$235,145
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product	$46,526	$43,512
Professional services	4,135	3,614
Total revenues	50,661	47,126
Cost of revenues:
Product	12,766	11,633
Professional services	5,669	5,593
Total cost of revenues	18,435	17,226
Gross profit	32,226	29,900
Operating expenses:
Research and development	11,739	13,973
Sales and marketing	20,981	18,865
General and administrative	6,447	6,499
Total operating expenses	39,167	39,337
Loss from operations	(6,941)	(9,437)
Other income (expense), net:
Interest income	116	53
Interest expense	(44)	(79)
Other, net	(203)	1,501
Total other income (expense), net	(131)	1,475
Loss before provision for income taxes	(7,072)	(7,962)
Provision for income taxes	337	203
Net loss	$(7,409)	$(8,165)
Basic and diluted net loss per share	$(0.10)	$(0.11)
Shares used in basic and diluted per share calculations	76,488	74,107
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(7,409)	$(8,165)
Other comprehensive income (loss) related to:
Foreign currency translation, net of tax	121	(265)
Unrealized gain on marketable securities, net of tax	143	46
Other comprehensive income (loss)	264	(219)
Comprehensive loss	$(7,145)	$(8,384)
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,409)	$(8,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,569	4,138
Stock-based compensation	3,653	5,636
Change in deferred taxes	59	32
Non-recurring gain	—	(1,107)
Loss on sale of property and equipment	49	—
Decrease in:
Accounts receivable, net	16,439	23,808
Prepaid expenses and other assets	982	228
Increase (decrease) in:
Accounts payable	3,483	555
Accrued payroll and related liabilities	14	(1,016)
Other accrued liabilities	(956)	(1,548)
Deferred revenue	(10,281)	(8,134)
Other long-term liabilities	(85)	138
Net cash provided by operating activities	9,517	14,565
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,214)	(2,436)
Purchases of marketable securities	(15,224)	(33,368)
Sales of marketable securities	1,001	4,600
Maturities of marketable securities	16,053	23,051
Net cash provided by (used in) investing activities	616	(8,153)
Cash flows from financing activities:
Proceeds from exercise of stock options	39	627
Taxes paid related to net share settlement of equity awards	(144)	(167)
Repayments of term loans	(600)	(600)
Non-recurring gain	—	1,107
Net cash provided by (used in) financing activities	(705)	967
Net increase in cash and cash equivalents	9,428	7,379
Effect of exchange rate changes	(47)	51
Cash and cash equivalents, beginning of period	9,870	20,594
Cash and cash equivalents, end of period	$19,251	$28,024
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.    Nature of Business

We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our products are primarily offered on a subscription basis, deployable in on-premise, hosted and cloud instances and used for internal or external communities. We generate revenues from product subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

Note 2.    Basis of Presentation

The consolidated financial statements include the accounts of Jive Software, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016.

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

Note 3.    Stock-Based Awards and Stock-Based Compensation

Stock Option Plans

2011 Plan
Our 2011 Equity Incentive Plan (the “2011 Plan”) provides our board of directors with broad discretion in creating employee equity incentives. Unless otherwise provided in the 2011 Plan, the compensation committee of the board of directors, in its discretion, determines stock option exercise prices, which may not be less than the fair value of our common stock at the date of grant, vesting periods, and expiration periods, which are a maximum of ten years from the date of grant.

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

2015 Employee Stock Purchase Plan
In May 2015, our stockholders approved the adoption of the 2015 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 2,000,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15% of their base salary during each pay period, up to $25,000 in a calendar year, for the purchase of up to 3,000 shares during a purchase period. The ESPP provides for separate overlapping 12 month offering periods starting every six months. Each offering has two purchase dates occurring every six months on designated dates. The offerings under the ESPP commence on May 15 and November 15 of each calendar year, with purchase periods beginning in May 2016. Any eligible employee may participate in only one offering period at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each six-month period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or the date of purchase.

The first purchase period of the ESPP will be in May 2016 and, therefore, no shares were issued pursuant to the ESPP in the three-month period ended March 31, 2016.

Stock Option Activity
Certain information regarding stock option activity for the three-month period ended March 31, 2016 and stock options outstanding as of March 31, 2016 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2015	3,642,166	6,976,957	$5.59
Additional shares reserved	2,979,417
Stock options granted	(726,949)	726,949	3.24
Forfeited – stock options	444,489	(444,489)	8.48
Exercised – stock options		(27,337)	1.39
Granted – RSUs	(1,707,796)
Forfeited – RSUs	333,802
Vested RSUs adjusted for taxes	44,188
Balances, March 31, 2016	5,009,317	7,232,080	$5.19	5.80	$6,396
Exercisable at March 31, 2016		4,443,999	$5.27	3.66	$6,014
Vested and expected to vest		6,718,503	$5.22	5.45	$6,312

Restricted Stock Activity
Restricted stock results from the grant of RSUs. The shares of restricted stock vest over the period specified in the related RSU agreements.

Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2015	4,498,292	$6.98
Granted – RSUs	1,707,796	3.23
Vested – RSUs	(213,702)	6.93
Forfeited – RSUs	(333,802)	6.79
Balances, March 31, 2016	5,658,584	5.87

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.
Stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cost of revenues	$616	$820
Research and development	916	2,518
Sales and marketing	815	784
General and administrative	1,289	1,522
	$3,636	$5,644

As of March 31, 2016, unrecognized stock-based compensation related to all stock-based awards was $33.3 million, which will be recognized over the weighted average remaining vesting period of 2.8 years.

Note 4.    Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of historical basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net loss	$(7,409)	$(8,165)
Denominator:
Weighted-average common shares outstanding	76,488	74,417
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(310)
Weighted-average shares used to compute net loss per share, basic and diluted	76,488	74,107
Net loss per share, basic and diluted	$(0.10)	$(0.11)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2016	2015
Shares subject to outstanding common stock options	7,232,080	7,079,920
Unvested restricted common stock	5,658,584	4,435,868
Common stock subject to repurchase	—	272,068
Purchase rights from the ESPP	281,148	—
	13,171,812	11,787,856

Note 5.    Goodwill and Other Intangible Assets

Goodwill
Our goodwill balance did not change during the three months ended March 31, 2016 or during the year ended December 31, 2015.

Other Intangible Assets, net
The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	March 31, 2016	December 31, 2015
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(17,008)	(16,103)
		3,433	4,338
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)
		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(2,015)	(1,976)
		13	52
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,877)	(1,783)
		62	156
Total intangible assets, net		$3,508	$4,546

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2016	2015
$1,038	$1,639

Expected future amortization expense as of March 31, 2016 is as follows (in thousands):

Remainder of 2016	$1,648
2017	1,481
2018	379
2019	—
2020	—
Thereafter	—
$3,508

Note 6.    Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

March 31, 2016
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$15,930	$—	$—	$15,930
Cash equivalents:
Commercial paper	2,000	—	—	2,000
Money market mutual funds	1,321	—	—	1,321
Total cash and cash equivalents	19,251	—	—	19,251
Short-term marketable securities:
Commercial paper	7,485	—	—	7,485
Corporate notes and bonds	43,590	7	—	43,597
Government obligations	14,005	6	—	14,011
U.S. agency obligations	28,331	—	—	28,331
Total short-term marketable securities	93,411	13	—	93,424
Marketable securities, noncurrent:
Corporate notes and bonds	2,432	—	(1)	2,431
Government obligations	2,005	—	—	2,005
U.S. agency obligations	3,100	1	—	3,101
Total marketable securities, noncurrent	7,537	1	(1)	7,537
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$120,199	$14	$(1)	$120,212

December 31, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$9,624	$—	$—	$9,624
Cash equivalents:
Money market mutual funds	246	—	—	246
Total cash and cash equivalents	9,870	—	—	9,870
Short-term marketable securities:
Commercial paper	7,485	—	—	7,485
Corporate notes and bonds	44,483	—	(60)	44,423
Government obligations	12,010	—	(12)	11,998
U.S. agency obligations	32,543	—	(39)	32,504
Total short-term marketable securities	96,521	—	(111)	96,410
Marketable securities, noncurrent:
Corporate notes and bonds	4,453	—	(17)	4,436
Government obligations	1,997	—	(4)	1,993
Total marketable securities, noncurrent	6,450	—	(21)	6,429
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$112,841	$—	$(132)	$112,709

As of March 31, 2016 and December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2016, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$93,424
Due within 1 year through 3 years	7,537
Total marketable securities	$100,961

See also Note 7.

Note 7.    Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$2,000	$—	$2,000
Money market mutual funds	1,321	—	—	1,321
Total cash equivalents	1,321	2,000	—	3,321
Marketable securities
Commercial paper	—	7,485	—	7,485
Corporate notes and bonds	—	46,028	—	46,028
Government obligations	—	16,016	—	16,016
U.S. agency obligations	—	31,432	—	31,432
Total marketable securities	—	100,961	—	100,961
Total	$1,321	$102,961	$—	$104,282

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$246	$—	$—	$246
Marketable securities
Commercial paper	—	7,485	—	7,485
Corporate notes and bonds	—	48,859	—	48,859
Government obligations	—	13,991	—	13,991
U.S. agency obligations	—	32,504	—	32,504
Total marketable securities	—	102,839	—	102,839
Total	$246	$102,839	$—	$103,085

We did not have any financial liabilities measured at fair value on a recurring basis at March 31, 2016 or December 31, 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the three months ended March 31, 2016.

During the three-month periods ended March 31, 2016 and 2015, we did not record any other-than-temporary impairments.

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

On March 29, 2016, we entered into a Fourth Loan Modification Agreement with SVB to modify the adjusted EBITDA financial covenant for periods ending after December 31, 2015.

At March 31, 2016, we had $0.7 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $3.0 million of term loans outstanding at an interest rate of 2.63%. We were in compliance with all covenants as of March 31, 2016.

Note 9.    Commitments and Contingencies

We have $23.4 million of future payments under our operating leases and $1.7 million of commitments under non-cancelable purchase orders at March 31, 2016. These non-cancelable purchase order commitments will be filled at various times through the second quarter of 2017; and our longest operating lease expires in October 2022.

Note 10.    Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$21	$45
Cash paid for income taxes	187	168

Note 11.    Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and in some cases are also investors of these customers. Certain information regarding these customers was as follows (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable	$406	$230
Current deferred revenue	486	461
Non-current deferred revenue	40	56

	Three Months Ended March 31,
	2016	2015
Revenues	$190	$197

Note 12.    Disgorgement Funds Received

On January 8, 2015, we received $1.1 million from a stockholder in settlement of a claim under Section 16(b) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We recognized the amount when realized in other, net on our Consolidated Statements of Operations. The amount is reflected as a non-recurring gain in our financing cash flows on our Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases," which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures. We have not yet determined the effect of the standard on our ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted subject to certain requirements, and the method of application (i.e., retrospective, modified retrospective or prospective) depends on the transaction area that is being amended. We do not expect the adoption of ASU 2016-09 to have a material effect on our financial position, results of operations or cash flows.

Note 14.    Subsequent Events
On May 5, 2016, Jive’s board of directors approved a realignment plan designed to ensure Jive has the correct cost structure and go-to-market strategies in place to achieve the Company’s desired corporate and operating results going forward as well as align its operations with evolving business needs and improve efficiencies. The restructuring plan includes a reduction in the Company’s workforce that will result in the termination of approximately 14% of the Company’s personnel across its global operations. Jive expects the reduction in its workforce associated with this restructuring program to be completed by the third quarter of 2016. Accordingly, Jive expects to incur charges of approximately $4.0 million, substantially all of which are related to employee severance and benefits. Jive expects to recognize these charges in the second quarter of 2016 and expects substantially all of the charges to entail cash expenditures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the effects of increased competition in our market;

•	the timing and impact of our realignment plan, including our reduction in our workforce and related charges as well as anticipated cost savings;

•	the timing and execution of our new business initiatives and changes in go-to-market strategies, product roadmap and development;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to grow our external community business;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

These forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Please refer to Item 1A. Risk Factors in this Quarterly Report on Form 10-Q for a discussion of reasons why our actual results may differ materially from our forward-looking statements. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change.

Overview
We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our products are primarily sold on a subscription basis, deployable in on-premise, hosted and cloud instances and used for internal or external communities. We generate revenues from product subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 77.5% of revenues derived from our Jive Platform in the first three months of 2016 compared to 75.3% in the first three months of 2015. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we continue to believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we released our first non-customizable version of our cloud-based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In the first three months of 2016, product revenues from all hosted and cloud deployments represented 70.0% of total product revenues compared to 66.1% in the first three months of 2015. With the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.5% of total revenues in the first three months of 2016 compared to 73.1% in the first three months of 2015. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In February 2016, we introduced our Jive WorkHub offerings, which are packaged solutions focused on distinct verticals and lines of business. Our initial focus for the Jive WorkHub is the healthcare vertical and employee engagement and customer engagement. These out-of-the-box packages provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

On May 5, 2016, Jive’s board of directors approved a realignment plan designed to ensure Jive has the correct cost structure and go-to-market strategies in place to achieve the Company’s desired corporate and operating results going forward as well as align its operations with evolving business needs and improve efficiencies. The restructuring plan includes a reduction in the Company’s workforce that will result in the termination of approximately 14% of the Company’s personnel across its global operations. Jive expects the reduction in its workforce associated with this restructuring program to be completed by the third quarter of 2016. Accordingly, Jive expects to incur charges of approximately $4.0 million, substantially all of which are related to employee severance and benefits. Jive expects to recognize these charges in the second quarter of 2016 and expects substantially all of the charges to entail cash expenditures. We anticipate the majority of the cash payments related to the restructuring charges to occur in the second quarter. We expect these actions will generate approximately $10 million in additional savings this year after the non-recurring severance charges and transition costs.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first three months of 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended March 31,		Dollar Change	% Change
	2016	2015
Total revenues	$50,661	$47,126	$3,535	7.5%
Deferred revenue, current, end of period	123,833	124,774	(941)	(0.8)%
Less: deferred revenue, current, beginning of period	(131,850)	(128,592)	(3,258)	2.5%
Short-term billings	$42,644	$43,308	$(664)	(1.5)%

Total Billings

	Three Months Ended March 31,		Dollar Change	% Change
	2016	2015
Total revenues	$50,661	$47,126	$3,535	7.5%
Deferred revenue, end of period	137,961	152,405	(14,444)	(9.5)%
Less: deferred revenue, beginning of period	(148,242)	(160,539)	12,297	(7.7)%
Total billings	$40,380	$38,992	$1,388	3.6%

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

We consider short-term billings and total billings to be significant performance measures and leading indicators of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in total billings; but only the amount that will be recognized as revenue in the following 12 month period would be included in short-term billings until the portion of the total billings beyond 12 months is subsequently reclassified from non-current deferred revenue to deferred revenue, current in a future period. However, if the customer elects to be invoiced annually for a multi-year contract, only the amount billed for the 12-month period will be included in both short-term billings and total billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our Consolidated Balance Sheets as deferred revenue.

Billings for consulting services can occur on either a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.

The decrease in short-term billings in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily a result of lower renewal rates and decreased upsell and new customer transactions, partially offset by customers renewing prior to the period in which their existing subscription term concluded. We expect the recent decrease in short-term billings to negatively impact future revenue results.

The increase in total billings in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily driven by an increase in revenue, partially offset by a decrease in customers electing multi-year terms where the full amount was billed up front.

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

Our Jive Platform customer count was as follows:

	As of March 31,
	2016	2015	Change	% Change
Jive Platform customer count	981	964	17	1.8%

Our product revenues grew by 6.9% in the first three months of 2016 compared to the first three months of 2015. Our product revenues have grown at a faster rate than our customer count as we have continued to realize upsell opportunities with our existing customers.

Components of Results of Operations

Revenues
We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, upgrade services, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, in certain instances we license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have vendor-specific objective evidence of fair value for all of our undelivered elements, including support and professional services. When professional services are sold on a standalone basis, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenues on our Consolidated Statements of Operations based on the hourly rates at which they are billed.

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

We expect that cost of revenues may increase in the future depending on the growth rate of our new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative through the remainder of 2016 as we continue to focus our professional services organization on strategic consulting, user adoption and enablement.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through March 31, 2016, we released products and enhancements related to $5.8 million of the capitalized costs. We anticipate the remaining products and enhancements related to the capitalized costs to be commercially released through the first half of 2017.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the three months ended March 31, 2016 or 2015.

Capitalized computer software development costs consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(2,779)	(2,077)
	$6,202	$6,904

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

Results of Operations
The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2016(1)		Three Months Ended March 31, 2015(1)(2)
Revenues:
Product	$46,526	91.8%	$43,512	92.3%
Professional services	4,135	8.2%	3,614	7.7%
Total revenues	50,661	100.0%	47,126	100.0%
Cost of revenues:
Product	12,766	25.2%	11,633	24.7%
Professional services	5,669	11.2%	5,593	11.9%
Total cost of revenues	18,435	36.4%	17,226	36.6%
Gross profit:
Product	33,760	66.6%	31,879	67.6%
Professional services	(1,534)	(3.0)%	(1,979)	(4.2)%
Total gross profit	32,226	63.6%	29,900	63.4%
Operating expenses:
Research and development	11,739	23.2%	13,973	29.7%
Sales and marketing	20,981	41.4%	18,865	40.0%
General and administrative	6,447	12.7%	6,499	13.8%
Total operating expenses	39,167	77.3%	39,337	83.5%
Loss from operations	(6,941)	(13.7)%	(9,437)	(20.0)%
Total other income (expense), net	(131)	(0.3)%	1,475	3.1%
Loss before income taxes	(7,072)	(14.0)%	(7,962)	(16.9)%
Provision for income taxes	337	0.7%	203	0.4%
Net loss	$(7,409)	(14.6)%	$(8,165)	(17.3)%
Basic and diluted net loss per common share	$(0.10)		$(0.11)
Shares used in per share calculations	76,488		74,107

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (dollars in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
Cost of revenues	$616	1.2%	$820	1.7%
Research and development	916	1.8%	2,518	5.3%
Sales and marketing	815	1.6%	784	1.7%
General and administrative	1,289	2.5%	1,522	3.2%
Total stock-based compensation	$3,636	7.2%	$5,644	12.0%

(2)
Total other income (expense), net in the 2015 period includes a $1.1 million gain related to the disgorgement of profits to us from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

Revenues

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2016	2015
Product	$46,526	$43,512	$3,014	6.9%
Professional services	4,135	3,614	521	14.4%
Total revenues	$50,661	$47,126	$3,535	7.5%

Product Revenues
The increase in product revenue in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily the result of an increase in the average annual subscription value and in the aggregate number of customers on the Jive Platform, which grew to 981 as of March 31, 2016 from 964 as of March 31, 2015. The increase in the average annual subscription value was primarily driven by upsell to existing customers. The average new customer initial contract size remained consistent in the 2016 period compared to the 2015 period.

Certain information regarding our revenues was as follows:

	Three Months Ended March 31,
	2016	2015
Dollar value of total revenues generated in the U.S.	$37.2 million	$34.4 million
Percentage of total revenues generated in the U.S.	73.5%	73.1%
Product revenues from hosted and cloud deployments as a percentage of total product revenues	70.0%	66.1%
Product revenues from on-premise deployments as a percentage of total product revenues	30.0%	33.9%
Percentage of Jive Platform revenues that represented internally focused communities	77.5%	75.3%
Percentage of Jive Platform revenues that represented externally focused communities	22.5%	24.7%

Renewal rates, excluding upsell, were in the mid-80 percent range for transactions over $50,000 in the three-month period ended March 31, 2016 and slightly below 90% for the three-month period ended March 31, 2015.

We expect the recent decrease in short-term billings to negatively impact future revenue results.

Professional Services Revenues
The increase in professional services revenue in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in bundled services sold during the 2015 period with the related revenue being recognized in the current period consistent with their subscription terms. Professional services revenues as a percentage of product revenues increased slightly in the 2016 period compared to the 2015 period. We expect this percentage to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud, which requires less customization work to implement.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three-month period ended March 31, 2016 decreased $0.1 million compared to the same period in 2015. Bundled professional services revenues in the three-month period ended March 31, 2016 increased $0.6 million compared to the same period in 2015.

Cost of Revenues and Gross Margins

Cost of Revenues: Product

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: product	$12,766	$11,633	$1,133	9.7%
Products gross margin	72.6%	73.3%

The increase in cost of revenues for products in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to the following:

•	a $0.4 million increase in third-party hosting services;

•	a $0.4 million increase in capitalized software amortization;

•	a $0.4 million increase in salaries and benefits; and

•	a $0.1 million increase in miscellaneous costs.

The increase in costs of revenues for products noted above was partially offset by a $0.2 million decrease in stock-based compensation.

Cost of Revenues: Professional Services

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: professional services	$5,669	$5,593	$76	1.4%
Professional services gross margin	(37.1)%	(54.8)%

The increase in cost of revenues for professional services in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to a $0.1 million increase in salaries and benefits.

The increase in professional services gross margin in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in bundled services revenue.

Research and Development

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Research and development	$11,739	$13,973	$(2,234)	(16.0)%
Percentage of total revenues	23.2%	29.7%

The decrease in research and development expenses in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to:

•	a $1.6 million decrease in stock-based compensation;

•	a $0.5 million decrease in amortization expense;

•	a $0.3 million decrease in salaries and benefits; and

•	a $0.2 million decrease in overhead costs allocated to research and development based on relative headcount in the 2016 period compared to the same period of 2015.

The decreases noted above were partially offset by a $0.4 million increase in consulting fees.

Sales and Marketing

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Sales and marketing	$20,981	$18,865	$2,116	11.2%
Percentage of total revenues	41.4%	40.0%

The increase in sales and marketing expenses in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to:

•	a $1.4 million increase in trade shows and events;

•	a $1.2 million increase in salaries and benefits;

•	a $0.5 million increase in miscellaneous costs;

•	a $0.2 million increase in consulting fees; and

•	a $0.2 million increase in overhead costs allocated to sales and marketing based on relative headcount in the 2016 period compared to the same period of 2015.

The increases noted above were partially offset by:

•	a $1.0 million decrease in sales commission expense; and

•	a $0.4 million decrease in marketing expenses.

General and Administrative

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
General and administrative	$6,447	$6,499	$(52)	(0.8)%
Percentage of total revenues	12.7%	13.8%

The insignificant flux in general and administrative expenses in the three-month period ended March 31, 2016 compared to the same period in 2015 was primarily due to:

•	a $0.3 million decrease in consulting fees; and

•	a $0.2 million decrease in stock-based compensation.

The decreases noted above were offset by:

•	a $0.3 million increase in salaries and benefits; and

•	a $0.1 million increase in miscellaneous costs.

Other Income (Expense), net

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Other income (expense), net	$(131)	$1,475	$(1,606)	(108.9)%
Percentage of total revenues	(0.3)%	3.1%

The decrease in other income (expense), net in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act recognized in the three-month period ended March 31, 2015 that did not recur in 2016.

Provision For Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Provision for income taxes	$337	$203
Percentage of loss before income taxes	4.8%	2.5%

In the first quarter of both 2016 and 2015, we recorded income taxes that were principally attributable to state and foreign taxes.
We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash flows provided by operating activities	$9,517	$14,565
Cash provided by (used in) investing activities	616	(8,153)
Cash provided by (used in) financing activities	(705)	967
Increase in cash and cash equivalents	$9,428	$7,379

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering, which closed on December 16, 2011.

Our principal source of liquidity at March 31, 2016 consisted of $19.3 million of cash and cash equivalents, $93.4 million of short-term marketable securities and $7.5 million of non-current marketable securities. As of March 31, 2016, $3.8 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from March 31, 2016.

Free cash flow, which we define as cash flows provided by operating activities minus cash flows used for the purchase of property and equipment, was $8.3 million in the first three months of 2016. This is primarily due to our first quarter being our largest quarter for collections and operating cash flow, which is offset by funding our operations and purchases of property and equipment through the remainder of the year.

Cash Flows from Operating Activities
Cash flows provided by operating activities were $9.5 million during the first three months of 2016 compared to cash flows provided by operating activities of $14.6 million in the first three months of 2015. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.
The $9.5 million of cash provided by operating activities in the first three months of 2016 resulted from our net loss of $7.4 million, partially offset by net non-cash charges of $7.3 million. Net cash provided by operating activities during the three months ended March 31, 2016 decreased $5.0 million over the same period a year ago primarily due to lower collections than in the prior year, partially offset by a decrease in net loss. Additionally, the timing of payments against accounts payable contributed to the decrease.

Cash Flows from Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers and leased facilities. The $0.6 million of cash provided by investing activities in the first three months of 2016 included $1.8 million provided by maturities and sales of marketable securities, net of purchases, partially offset by $1.2 million used for purchases of property and equipment.

Cash Flows from Financing Activities
Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and other equity awards. Cash used in financing activities of $0.7 million in the first three months of 2016 resulted from $0.6 million in principal payments on our term debt and $0.1 million in taxes paid related to the net settlement of equity awards.

Debt Arrangements

Revolving Loan and Term Loan Facility
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

Repayment on our term loan began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At March 31, 2016, we had $0.7 million of outstanding letters of credit and no revolving loans outstanding, $3.0 million of term loans outstanding at an interest rate of 2.63% and we were in compliance with all financial and restrictive covenants.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.    Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors, together with all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including the Consolidated Financial Statements and the related notes included elsewhere herein and therein, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the market price of our common stock could decline.

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to be profitable for the foreseeable future.

We have incurred losses in each of the last seven years and in the first three months of 2016, including a net loss of $7.4 million in the first three months of 2016, $34.9 million in 2015 and $56.2 million in 2014. At March 31, 2016, we had an accumulated deficit of $325.9 million. As we continue to invest in infrastructure, development of our solutions and international expansion and changes to our sales and marketing efforts, our operating expenses may continue to increase. Additionally, to accommodate future growth, we have transitioned our customer data centers from third-party service providers to co-located facilities managed by our internal hosting operations team and the costs and expenses associated with this transition may exceed the rate at which we realize any associated incremental billings or revenues. As a result, our losses in future periods may be significantly greater than the losses we would incur if we developed our business more slowly. Further, the transition and changes to our sales and marketing efforts to align more closely with our go-to-market strategies, and increase our focus on the large and mid-sized enterprise segments of our markets may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking additional cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Additionally, the cost savings initiatives we have implemented in connection with our realignment plan, and any cost savings initiatives we implement in the future, may not achieve their intended results and could materially and adversely affect our business, billings, revenue, renewal rates and operating results.

Although we have experienced revenue growth in prior periods, our revenue growth has slowed and you should not consider any previous revenue growth or growth rates as indicative of our future performance. We cannot assure you that we will achieve profitability on a GAAP basis in the future or that, if we do become profitable, we will sustain profitability.

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

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	changes in the mix of our revenue derived from internal and external communities;

•	order sizes in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to our operations and any future expansion of our business;

•	the impact of our realignment plan and when the charges related to such plan are recognized;

•	whether the cost savings associated with our realignment plan are achieved, and if achieved, the amount and timing of such costs savings;

•	the disruption caused to the business by the implementation of our realignment plan;

•	changes in our go-to-market strategy;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new products and product features;

•	the rate of productivity of our sales force, and any future expansion of our sales force;

•	the length of the sales cycle for our products;

•	the success of our channel partners and strategic partners in reselling our products;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

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

In addition, due to our evolving business model and the implementation of our realignment plan, the rapid pace of technological change, the unpredictability of the emerging market in which we participate, and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future billings, revenues and anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers, or the price for which we are able to sell our platform is below our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

Our future success is, in large part, dependent upon the widespread adoption of collaboration software by enterprises and it is difficult to forecast the rate at which this will happen.

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

Actions that we are taking to restructure our business to better align with our business model transition strategy may be costly and may not be as effective as anticipated.

On May 10, 2016, we announced our realignment plan, which is designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, as well as align our operations with evolving business needs and improve efficiencies. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce.

This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the realignment plan may cause business disruptions with customers and elsewhere if our cost reduction and realignment efforts prove ineffective. As such, our ability to achieve our strategic goals and business plans as well as our business, results of operations and financial condition could be materially negatively impacted.

We have made changes to the structure, scale and makeup of the sales organization and their focus which may harm our future operating results.

We have recently made changes to our sales leadership and, in connection with our realignment plan, intend to increase our focus on large and mid-sized enterprise customers, reduce the size of our inside sales organization, diversified our focus beyond transactions with large enterprises, place greater emphasis on selling our cloud-based solutions continue to migrate customers to the cloud and rebalanced our investments to align with our more focused go-to market strategies. There is no guarantee that these changes will increase our revenue and it could adversely affect billings, renewal rates and revenues and our business and operating results could be negatively impacted.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. In recent quarters, our renewal rates, excluding upsell, have declined to the mid-80 percent range for transactions over $50,000, and we expect them to continue to fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

To the extent we are successful in increasing our customer base, we could incur increased losses because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement. This risk is particularly applicable for those customers who choose to deploy our products in hosted and cloud instances. If new customers sign agreements with short initial subscription periods and do not renew their subscriptions, our operating results could be negatively impacted due to the upfront expenses associated with our sales and implementation efforts. Alternatively, to the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by future incremental revenues and cash flow.

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

We depend on key personnel, members of our board of directors and our senior management team to run and oversee our business, and the loss of one or more key employees or the inability of replacements to quickly and successfully perform in their roles could harm our business and prevent us from implementing our business plan in a timely manner.

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. Any loss of the services of our senior management or our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. On May 10, 2016, we announced our realignment plan, which includes a reduction in our workforce that will result in the termination of approximately 14% of personnel across our global operations. Even if our key personnel are not directly affected by the reduction in workforce, the terminations of others may have a negative impact on morale and our ability to retain current personnel as well as attract and hire new qualified personnel in the future.

In the last year we have announced the departure of three of our board members and two board members, whose terms will expire immediately prior to the 2016 annual meeting of stockholders, will not be standing for reelection. In addition, we have experienced changes in our management team over the past two years and therefore our current management team has only been working together for a short period of time. Furthermore, from time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives which could disrupt our business. In the future, there may be additional changes to our board of directors or management team which could divert management’s attention and disrupt our business.

Our personnel do not have employment arrangements that require them to continue to work for us for any specified period and, therefore, they could terminate their employment with us at any time. We do not maintain key person life insurance policies on any of our employees. The loss of one or more of our key employees or groups could seriously harm our business.

Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our operations and customer base.

Our future success will depend, in part, on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry in general, and in the San Francisco Bay Area specifically, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, the workforce reduction being implemented in connection with our realignment plan may adversely affect our ability to attract and retain such highly skilled employees. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock does not increase or declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 27%, 27% and 24% of our total revenues in the three months ended March 31, 2016 and the fiscal years ended December 31, 2015 and 2014, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our products. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we increase the focus of our sales efforts on large and mid-sized enterprise customers in connection with our realignment plan, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our products and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

Many of these obligations are frequently modified or updated and require ongoing supervision. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the “GDPR”), which will establish a new framework for data protection in Europe. The GDPR alters data protection requirements that exist under the Data Protection Directive and the EU Cookie Law, and may affect EU member state implementations of the Data Protection Directive. Between now and the time that the GDPR becomes effective in May 2018, we may need to modify our platform or our business to comply with new requirements contained in the GDPR or to address customer concerns relating to the GDPR, and any such measures may result in costs and expenses, and any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

In addition, with regard to transfers of personal data, from our employees and European customers to the United States, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the European Union and Switzerland, which, established a means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States. The U.S.-EU Safe Harbor Framework was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we anticipate engaging in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

For instance, publicity in recent years regarding the alleged surveillance activities of the NSA may cause our current and prospective customers to require additional information regarding our data disclosure policies which may elongate our sales cycles, require us to make additional contractual commitments, assume additional liabilities and adversely affect our billings.

If we fail to manage future growth effectively, we may be unable to execute on our business plan, maintain high levels of service or adequately address competitive challenges.

We have experienced growth in the past. For example, we have grown from 527 employees at December 31, 2012 to 713 at March 31, 2016 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. While we will be reducing the size of our workforce in connection with our realignment plan, we intend to continue to pursue growth opportunities. As such, our success in the future will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

Given the variety of global privacy and data protection regimes, as well as their uncertain interpretation and application, it is possible we may find ourselves subject to inconsistent obligations. For instance, the USA Patriot Act is considered by some to be in conflict with certain directives of the EU. Situations such as these require that we make prospective determinations regarding compliance with conflicting regulations. Increased enforcement of existing laws and regulations, as well as any laws, regulations or changes that may be adopted or implemented in the future, could limit the growth of the use of hosted and cloud applications or communications generally, result in a decline in the use of the Internet and the viability of Internet-based applications such as our hosted and cloud solutions, require implementation of additional technological safeguards and reduce the demand for our enterprise collaboration software platform. Additionally, due to the complexity and diversity of these laws, our customers often include contractual obligations, which can impose significant risk of termination and financial penalties if we fail to comply.

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

Failure to adequately implement changes in our direct sales force may adversely affect our business and operating results.

In connection with our realignment plan, we intend to optimize our sales and marketing infrastructure in order to align our operations with evolving business needs and improve efficiencies. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take nine to 12 months or longer before our new sales representatives are fully trained and productive. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to increase our billings and revenues or grow our business.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the recently enacted Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Because we are no longer an “emerging growth company” as defined in the JOBS Act, we are subject to the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, enhanced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. While we were able to determine in our management’s report for fiscal 2015 that our internal control over financial reporting was effective, as well as provide an unqualified attestation report from our independent registered public accounting firm to that effect, we have and will continue to consume management resources and incur significant expenses for Section 404 compliance on an ongoing basis. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determines in the future that our internal control over financial reporting is not effective as defined under Section 404, we could be subject to one or more investigations or enforcement actions by state or federal regulatory agencies, stockholder lawsuits or other adverse actions requiring us to incur defense costs, pay fines, settlements or judgments and causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our stock.

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

The trading prices of the securities of technology companies have been highly volatile. Accordingly, the market price of our common stock has been, and is likely to continue to be, subject to wide fluctuations. Factors affecting the market price of our common stock include:

•	variations in our billings, renewal rates, operating results, cash flow, loss per share and how these results compare to analyst expectations;

•	the net increase in the number of customers acquired, either independently or as compared with published expectations of analysts that cover us;

•	forward looking guidance on billings, revenues, cash flows and loss per share;

•	announcements of technological innovations, new products or services, strategic alliances or significant agreements by us or by our competitors;

•	disruptions in our hosted and cloud services;

•	changes in the executive management team;

•	the economy as a whole, market conditions in our industry, and the industries of our customers; and

•	any other factors discussed herein.

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

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated Bylaws.(2)

10.1	Fourth Loan Modification Agreement, dated as of March 29, 2016, by and between Jive Software, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

JIVE SOFTWARE, INC.

Dated: May 10, 2016	/s/ ELISA STEELE
Elisa Steele
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRYAN LEBLANC
Bryan LeBlanc
EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)