Form 10-Q
period 2016-06-30
Jive Software, Inc.
filed 2016-08-03
CIK 1462633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of July 31, 2016 was 77,708,836.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
JIVE SOFTWARE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,062	$9,870
Short-term marketable securities	96,605	96,410
Accounts receivable, net of allowances of $1,270 and $1,170	33,922	54,090
Prepaid expenses and other current assets	12,047	13,135
Total current assets	153,636	173,505
Marketable securities, noncurrent	1,006	6,429
Property and equipment, net of accumulated depreciation of $39,297 and $36,344	10,422	12,747
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $24,030 and $22,292	2,808	4,546
Other assets	6,448	8,165
Total assets	$204,073	$235,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,233	$3,684
Accrued payroll and related liabilities	8,380	6,954
Other accrued liabilities	5,077	7,842
Deferred revenue, current	116,218	131,850
Term debt, current	2,400	2,400
Total current liabilities	135,308	152,730
Deferred revenue, less current portion	10,155	16,392
Term debt, less current portion	—	1,200
Other long-term liabilities	2,477	2,682
Total liabilities	147,940	173,004
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued – 84,134 shares at June 30, 2016 and 82,820 at December 31, 2015; outstanding – 77,709 at June 30, 2016 and 76,395 at December 31, 2015	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	392,473	384,164
Accumulated deficit	(332,671)	(318,537)
Accumulated other comprehensive loss	(324)	(141)
Total stockholders’ equity	56,133	62,141
Total liabilities and stockholders’ equity	$204,073	$235,145
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product	$46,545	$44,156	$93,071	$87,668
Professional services	4,472	4,455	8,607	8,069
Total revenues	51,017	48,611	101,678	95,737
Cost of revenues:
Product	12,249	12,374	25,015	24,007
Professional services	5,095	5,777	10,764	11,370
Total cost of revenues	17,344	18,151	35,779	35,377
Gross profit	33,673	30,460	65,899	60,360
Operating expenses:
Research and development	11,836	13,577	23,575	27,550
Sales and marketing	18,120	18,959	39,101	37,824
General and administrative	6,429	6,780	12,876	13,279
Restructuring	4,113	—	4,113	—
Total operating expenses	40,498	39,316	79,665	78,653
Loss from operations	(6,825)	(8,856)	(13,766)	(18,293)
Other income (expense), net:
Interest income	136	67	252	120
Interest expense	(37)	(43)	(81)	(122)
Other, net	446	(464)	243	1,037
Total other income (expense), net	545	(440)	414	1,035
Loss before provision for income taxes	(6,280)	(9,296)	(13,352)	(17,258)
Provision for income taxes	445	14	782	217
Net loss	$(6,725)	$(9,310)	$(14,134)	$(17,475)
Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.18)	$(0.23)
Shares used in basic and diluted per share calculations	77,144	75,011	76,813	74,528
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(6,725)	$(9,310)	$(14,134)	$(17,475)
Other comprehensive income (loss) related to:
Foreign currency translation, net of tax	(461)	344	(340)	79
Unrealized gain (loss) on marketable securities, net of tax	14	(21)	157	25
Other comprehensive income (loss)	(447)	323	(183)	104
Comprehensive loss	$(7,172)	$(8,987)	$(14,317)	$(17,371)
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,134)	$(17,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,690	7,964
Stock-based compensation	7,509	11,288
Change in deferred taxes	(5)	63
Non-recurring gain	—	(1,107)
Other	74	—
Decrease (increase) in:
Accounts receivable, net	20,168	20,043
Prepaid expenses and other assets	1,671	(341)
Increase (decrease) in:
Accounts payable	(255)	2,457
Accrued payroll and related liabilities	1,966	519
Other accrued liabilities	(2,509)	(1,650)
Deferred revenue	(21,869)	(12,648)
Other long-term liabilities	(169)	279
Net cash provided by (used in) operating activities	(863)	9,392
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,647)	(3,343)
Purchases of marketable securities	(39,424)	(57,757)
Sales of marketable securities	1,001	11,302
Maturities of marketable securities	43,398	39,802
Net cash provided by (used in) investing activities	3,328	(9,996)
Cash flows from financing activities:
Proceeds from exercise of stock options	305	788
Taxes paid related to net share settlement of equity awards	(375)	(595)
Capital lease payments	(31)	—
Repayments of term loans	(1,200)	(1,200)
Non-recurring gain	—	1,107
Net cash provided by (used in) financing activities	(1,301)	100
Net increase (decrease) in cash and cash equivalents	1,164	(504)
Effect of exchange rate changes	28	(47)
Cash and cash equivalents, beginning of period	9,870	20,594
Cash and cash equivalents, end of period	$11,062	$20,043
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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities in the financial statements and the accompanying notes. Significant estimates include the estimates relating to:

•	revenue recognition;

•	the useful lives of property and equipment;

•	stock-based compensation;

•	assumptions used in testing for impairment of goodwill;

•	other long-lived assets;

•	accrued restructuring costs;

•	capitalized software development costs; and

•	the recoverability of deferred income tax assets and liabilities.

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

2015 Employee Stock Purchase Plan
In May 2015, our stockholders approved the adoption of the 2015 Employee Stock Purchase Plan (the "ESPP"), pursuant to which 2,000,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15% of their base salary during each pay period, up to $25,000 in a calendar year, for the purchase of up to 3,000 shares during a purchase period. The ESPP provides for separate overlapping 12-month offering periods starting every six months. Each offering has two purchase dates occurring every six months on designated dates. The offerings under the ESPP commence on May 15 and November 15 of each calendar year, with the first purchase period having occurred in May 2016. Any eligible employee may participate in only one offering period at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each six-month period, the purchase price is determined and the accumulated funds are used to automatically purchase shares of common stock. The purchase price per share is equal to 85% of the lower of the fair market value of the common stock on the first day of the offering period or the date of purchase.

During both the three and six months ended June 30, 2016, a total of 271,052 shares were issued under the ESPP with a fair value of $3.78 per share.

Stock Plan Activity
Certain information regarding stock plan activity for the six-month period ended June 30, 2016 and stock options outstanding as of June 30, 2016 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2015	3,642,166	6,976,957	$5.59
Additional shares reserved	2,979,417
Granted – stock options	(1,057,289)	1,057,289	3.38
Granted – performance based options	(920,000)	920,000	3.79
Forfeited – stock options	895,769	(895,769)	8.18
Exercised – stock options		(136,747)	1.66
Granted – RSUs	(3,046,816)
Forfeited – RSUs	806,918
Vested RSUs adjusted for taxes	105,616
Balances, June 30, 2016	3,405,781	7,921,730	$4.86	6.13	$6,089
Exercisable at June 30, 2016		4,433,002	$5.14	3.58	$5,738
Vested and expected to vest		7,534,161	$4.87	5.98	$6,022

Restricted Stock Activity
Restricted stock results from the grant of RSUs. The shares of restricted stock vest over the period specified in the related RSU agreements.

Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2015	4,498,292	$6.98
Granted – RSUs	3,046,816	3.48
Vested – RSUs	(1,011,357)	8.34
Forfeited – RSUs	(806,918)	6.02
Balances, June 30, 2016	5,726,833	5.02

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.

Stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenues	$573	$834	$1,189	$1,654
Research and development	924	1,835	1,840	4,353
Sales and marketing	840	1,010	1,655	1,794
General and administrative	1,509	1,967	2,798	3,489
Restructuring	21	—	21	—
	$3,867	$5,646	$7,503	$11,290

As of June 30, 2016, unrecognized stock-based compensation related to all stock-based awards was $33.1 million, which will be recognized over the weighted average remaining vesting period of 2.6 years.

Note 4.    Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(6,725)	$(9,310)	$(14,134)	$(17,475)
Denominator:
Weighted-average common shares outstanding	77,144	75,126	76,813	74,759
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(115)	—	(231)
Weighted-average shares used to compute net loss per share, basic and diluted	77,144	75,011	76,813	74,528
Net loss per share, basic and diluted	$(0.09)	$(0.12)	$(0.18)	$(0.23)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of June 30,
	2016	2015
Shares subject to outstanding common stock options	7,934,530	7,521,078
Unvested restricted common stock	5,726,833	5,335,381
Common stock subject to repurchase	—	41,344
Purchase rights from the ESPP	206,986	—
	13,868,349	12,897,803

Note 5.    Goodwill and Other Intangible Assets

Goodwill
We perform a goodwill impairment test annually during our fourth quarter and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include, among other things, significant adverse changes in the general business climate.

In the second quarter of 2016, due to the 2016 Realignment Plan (as defined and discussed in Note 14 below), we performed a quantitative assessment of our goodwill balance. Our impairment test did not indicate any impairment of goodwill as the fair value of our business substantially exceeded its carrying value as of period end.

Our goodwill balance did not change during the six months ended June 30, 2016 or during the year ended December 31, 2015.

Other Intangible Assets, net
The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	June 30, 2016	December 31, 2015
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(17,664)	(16,103)
		2,777	4,338
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)
		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(2,028)	(1,976)
		—	52
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,908)	(1,783)
		31	156
Total intangible assets, net		$2,808	$4,546

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2016	2015	2016	2015
$700	$1,090	$1,738	$2,730

Expected future amortization expense as of June 30, 2016 is as follows (in thousands):

Remainder of 2016	$842
2017	1,587
2018	379
2019	—
2020	—
Thereafter	—
$2,808

Note 6.    Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

June 30, 2016
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,891	$—	$—	$10,891
Cash equivalents:
Money market mutual funds	171	—	—	171
Total cash and cash equivalents	11,062	—	—	11,062
Short-term marketable securities:
Commercial paper	8,186	—	—	8,186
Corporate notes and bonds	46,976	8	—	46,984
Government obligations	12,008	12	—	12,020
U.S. agency obligations	29,412	3	—	29,415
Total short-term marketable securities	96,582	23	—	96,605
Marketable securities, noncurrent:
Government obligations	1,004	2	—	1,006
Total marketable securities, noncurrent	1,004	2	—	1,006
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$108,648	$25	$—	$108,673

December 31, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$9,624	$—	$—	$9,624
Cash equivalents:
Money market mutual funds	246	—	—	246
Total cash and cash equivalents	9,870	—	—	9,870
Short-term marketable securities:
Commercial paper	7,485	—	—	7,485
Corporate notes and bonds	44,483	—	(60)	44,423
Government obligations	12,010	—	(12)	11,998
U.S. agency obligations	32,543	—	(39)	32,504
Total short-term marketable securities	96,521	—	(111)	96,410
Marketable securities, noncurrent:
Corporate notes and bonds	4,453	—	(17)	4,436
Government obligations	1,997	—	(4)	1,993
Total marketable securities, noncurrent	6,450	—	(21)	6,429
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$112,841	$—	$(132)	$112,709

As of June 30, 2016 and December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

As of June 30, 2016, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$96,605
Due within 1 year through 3 years	1,006
Total marketable securities	$97,611

See also Note 7.

Note 7.    Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$171	—	—	$171
Marketable securities
Commercial paper	—	8,186	—	8,186
Corporate notes and bonds	—	46,984	—	46,984
Government obligations	—	13,026	—	13,026
U.S. agency obligations	—	29,415	—	29,415
Total marketable securities	—	97,611	—	97,611
Total	$171	$97,611	$—	$97,782

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$246	$—	$—	$246
Marketable securities
Commercial paper	—	7,485	—	7,485
Corporate notes and bonds	—	48,859	—	48,859
Government obligations	—	13,991	—	13,991
U.S. agency obligations	—	32,504	—	32,504
Total marketable securities	—	102,839	—	102,839
Total	$246	$102,839	$—	$103,085

We did not have any financial liabilities measured at fair value on a recurring basis at June 30, 2016 or December 31, 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ Equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the six months ended June 30, 2016.

During the three and six-month periods ended June 30, 2016 and 2015, we did not record any other-than-temporary impairments.

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

At June 30, 2016, we had $0.6 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $2.4 million of term loans outstanding at an interest rate of 2.66%. We were in compliance with all covenants as of June 30, 2016.

Note 9.    Commitments and Contingencies

We have $21.4 million of future payments under our operating leases and $1.6 million of commitments under non-cancelable purchase orders at June 30, 2016. These non-cancelable purchase order commitments will be filled at various times through the third quarter of 2017; our longest operating lease expires in October 2022.

Note 10.    Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$64	$74
Cash paid for income taxes	472	278
Property and equipment acquired through capital lease	323	—

Note 11.    Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and, in some cases, are also investors of these customers. Certain information regarding these customers was as follows (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable	$146	$230
Current deferred revenue	483	461
Non-current deferred revenue	24	56

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$170	$252	$360	$472

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

Note 14.    Restructuring

In May 2016, our board of directors approved a world-wide restructuring plan (the “2016 Realignment Plan”) in order to re-balance staffing levels and better align them with the evolving needs of our business. During the three and six months ended June 30, 2016, restructuring charges under the 2016 Realignment Plan included $4.1 million in employee termination benefits and exit costs, which were included as restructuring expenses on our Consolidated Statements of Operations. Other costs primarily consist of legal, consulting, and other costs related to employee terminations.

The restructuring accrual, a portion of which is included in accrued payroll and related liabilities, with the remainder in other accrued liabilities, is expected to be substantially paid within the next six months. Changes in the restructuring accrual during the three and six months ended June 30, 2016 were as follows (in thousands):

	Severance Costs	Other Costs	Total
Balance of restructuring accrual, December 31, 2015	$—	$—	$—
Charges incurred	3,577	536	4,113
Cash payments made	(3,423)	—	(3,423)
Balance of restructuring accrual, June 30, 2016	$154	$536	$690

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “target,” “contemplate,” “predict,” “potential," “ensure,” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, mix of revenue streams, and ability to achieve and maintain future profitability;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	the effects of increased competition in our market;

•	the timing and impact of the 2016 Realignment Plan, including our reduction in our workforce and related charges, as well as anticipated cost savings;

•	the timing and execution of our new business initiatives and changes in go-to-market strategies, product roadmap and development;

•	our ability to sell our products, successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively scale and adapt our existing technology and network infrastructure;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to grow our external community business;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under “Risk Factors” in this Quarterly Report on Form 10-Q.

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 77.3% of revenues derived from our Jive Platform in the first six months of 2016 compared to 75.4% in the first six months of 2015. As the market opportunity for collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we continue to believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we released our first non-customizable version of our cloud-based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In the first six months of 2016, product revenues from all hosted and cloud deployments represented 70.3% of total product revenues compared to 66.8% in the first six months of 2015. With the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.6% of total revenues in the first six months of 2016 compared to 73.2% in the first six months of 2015. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In February 2016, we introduced our Jive WorkHub offerings, which are packaged solutions focused on distinct verticals and lines of business. Our initial focus for the Jive WorkHub is the healthcare vertical and employee engagement and customer engagement. These out-of-the-box packages provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

On May 5, 2016, our board of directors approved the 2016 Realignment Plan designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, align our operations with evolving business needs and improve efficiencies. The 2016 Realignment Plan includes a reduction in our workforce that resulted in the termination of approximately 14% of our personnel across our global operations. We expect the reduction in our workforce associated with the 2016 Realignment Plan to be substantially completed by the third quarter of 2016. In the three months ended June 30, 2016, we incurred charges of $4.1 million, substantially all of which are related to employee severance and benefits and included them as restructuring expenses on our Consolidated Statements of Operations. Cash payments of $3.4 million were made during the second quarter of 2016, with the remaining $0.7 million expected to be paid within the next six months. We expect these actions will generate approximately $10 million in savings during 2016, net of the non-recurring severance charges and transition costs.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2015 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first six months of 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended June 30,		Dollar Change	% Change
	2016	2015
Total revenues	$51,017	$48,611	$2,406	4.9%
Deferred revenue, current, end of period	116,218	123,779	(7,561)	(6.1)%
Less: deferred revenue, current, beginning of period	(123,833)	(124,774)	941	(0.8)%
Short-term billings	$43,402	$47,616	$(4,214)	(8.8)%

	Six Months Ended June 30,		Dollar Change	% Change
	2016	2015
Total revenues	$101,678	$95,737	$5,941	6.2%
Deferred revenue, current, end of period	116,218	123,779	(7,561)	(6.1)%
Less: deferred revenue, current, beginning of period	(131,850)	(128,592)	(3,258)	2.5%
Short-term billings	$86,046	$90,924	$(4,878)	(5.4)%

Total Billings

	Three Months Ended June 30,		Dollar Change	% Change
	2016	2015
Total revenues	$51,017	$48,611	$2,406	4.9%
Deferred revenue, end of period	126,373	147,891	(21,518)	(14.5)%
Less: deferred revenue, beginning of period	(137,961)	(152,405)	14,444	(9.5)%
Total billings	$39,429	$44,097	$(4,668)	(10.6)%

	Six Months Ended June 30,		Dollar Change	% Change
	2016	2015
Total revenues	$101,678	$95,737	$5,941	6.2%
Deferred revenue, end of period	126,373	147,897	(21,524)	(14.6)%
Less: deferred revenue, beginning of period	(148,242)	(160,539)	12,297	(7.7)%
Total billings	$79,809	$83,095	$(3,286)	(4.0)%

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

The decreases in short-term and total billings in the periods presented were primarily a result of lower renewal rates and decreased upsell and new customer transactions, partially offset by customers renewing prior to the period in which their existing subscription term concluded. We expect the recent decreases in short-term and total billings to negatively impact future revenue results.

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

Our Jive Platform customer count was as follows:

	As of June 30,
	2016	2015	Change	% Change
Jive Platform customer count	997	977	20	2.0%

Our product revenues grew by 6.2% in the first six months of 2016 compared to the first six months of 2015. Our product revenues have grown at a faster rate than our customer count as we have continued to realize upsell opportunities with our existing customers.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through June 30, 2016, we released products and enhancements related to $6.2 million of the capitalized costs. We anticipate the remaining products and enhancements related to the capitalized costs to be commercially released through the first half of 2017.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the six months ended June 30, 2016 or 2015.

Capitalized computer software development costs consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(3,508)	(2,077)
	$5,473	$6,904

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

Restructuring
Restructuring expenses primarily consist of severance, and severance related benefits related to the "2016 Realignment Plan" announced in May 2016. In addition, restructuring expenses include legal and consulting costs associated with this action.

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

Results of Operations
The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2016(1)		Three Months Ended June 30, 2015(1)
Revenues:
Product	$46,545	91.2%	$44,156	90.8%
Professional services	4,472	8.8%	4,455	9.2%
Total revenues	51,017	100.0%	48,611	100.0%
Cost of revenues:
Product	12,249	24.0%	12,374	25.5%
Professional services	5,095	10.0%	5,777	11.9%
Total cost of revenues	17,344	34.0%	18,151	37.3%
Gross profit:
Product	34,296	67.2%	31,782	65.4%
Professional services	(623)	(1.2)%	(1,322)	(2.7)%
Total gross profit	33,673	66.0%	30,460	62.7%
Operating expenses:
Research and development	11,836	23.2%	13,577	27.9%
Sales and marketing	18,120	35.5%	18,959	39.0%
General and administrative	6,429	12.6%	6,780	13.9%
Restructuring	4,113	8.1%	—	—%
Total operating expenses	40,498	79.4%	39,316	80.9%
Loss from operations	(6,825)	(13.4)%	(8,856)	(18.2)%
Total other income (expense), net	545	1.1%	(440)	(0.9)%
Loss before income taxes	(6,280)	(12.3)%	(9,296)	(19.1)%
Provision for income taxes	445	0.9%	14	—%
Net loss	$(6,725)	(13.2)%	$(9,310)	(19.2)%
Basic and diluted net loss per common share	$(0.09)		$(0.12)
Shares used in per share calculations	77,144		75,011

	Six Months Ended June 30, 2016(1)		Six Months Ended June 30, 2015(1)(2)
Revenues:
Product	$93,071	91.5%	$87,668	91.6%
Professional services	8,607	8.5%	8,069	8.4%
Total revenues	101,678	100.0%	95,737	100.0%
Cost of revenues:
Product	25,015	24.6%	24,007	25.1%
Professional services	10,764	10.6%	11,370	11.9%
Total cost of revenues	35,779	35.2%	35,377	37.0%
Gross profit:
Product	68,056	66.9%	63,661	66.5%
Professional services	(2,157)	(2.1)%	(3,301)	(3.4)%
Total gross profit	65,899	64.8%	60,360	63.0%
Operating expenses:
Research and development	23,575	23.2%	27,550	28.8%
Sales and marketing	39,101	38.5%	37,824	39.5%
General and administrative	12,876	12.7%	13,279	13.9%
Restructuring	4,113	4.0%	—	—%
Total operating expenses	79,665	78.4%	78,653	82.2%
Loss from operations	(13,766)	(13.5)%	(18,293)	(19.1)%
Total other income, net	414	0.4%	1,035	1.1%
Loss before income taxes	(13,352)	(13.1)%	(17,258)	(18.0)%
Provision for income taxes	782	0.8%	217	0.2%
Net loss	$(14,134)	(13.9)%	$(17,475)	(18.3)%
Basic and diluted net loss per common share	$(0.18)		$(0.23)
Shares used in per share calculations	76,813		74,528

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (dollars in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Cost of revenues	$573	1.1%	$834	1.7%
Research and development	924	1.8%	1,835	3.8%
Sales and marketing	840	1.6%	1,010	2.1%
General and administrative	1,509	3.0%	1,967	4.0%
Restructuring	21	—%	—	—%
Total stock-based compensation	$3,867	7.6%	$5,646	11.6%

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
Cost of revenues	$1,189	1.2%	$1,654	1.7%
Research and development	1,840	1.8%	4,353	4.5%
Sales and marketing	1,655	1.6%	1,794	1.9%
General and administrative	2,798	2.8%	3,489	3.6%
Restructuring	21	—%	—	—%
Total stock-based compensation	$7,503	7.4%	$11,290	11.8%

(2)
Total other income, net in the 2015 period includes a $1.1 million gain related to the disgorgement of profits to us from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

Revenues

(Dollars in thousands)	Three Months Ended June 30,		Dollar Change	% Change
	2016	2015
Product	$46,545	$44,156	$2,389	5.4%
Professional services	4,472	4,455	17	0.4%
Total revenues	$51,017	$48,611	$2,406	4.9%

(Dollars in thousands)	Six Months Ended June 30,		Dollar Change	% Change
	2016	2015
Product	$93,071	$87,668	$5,403	6.2%
Professional services	8,607	8,069	538	6.7%
Total revenues	$101,678	$95,737	$5,941	6.2%

Product Revenues
The increases in product revenue in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were primarily the result of increases in the average annual subscription value and in the aggregate number of customers on the Jive Platform, which grew to 997 as of June 30, 2016 from 977 as of June 30, 2015. The increases in the average annual subscription value were primarily driven by upsell to existing customers. The average new customer initial contract size remained consistent in the 2016 periods compared to the 2015 periods.

Certain information regarding our revenues was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dollar value of total revenues generated in the U.S.	37.6 million	35.7 million	$74.8 million	70.1 million
Percentage of total revenues generated in the U.S.	73.6%	73.4%	73.6%	73.2%
Product revenues from hosted and cloud deployments as a percentage of total product revenues	70.6%	67.5%	70.3%	66.8%
Product revenues from on-premise deployments as a percentage of total product revenues	29.4%	32.5%	29.7%	33.2%
Percentage of Jive Platform revenues that represented internally focused communities	77.1%	75.5%	77.3%	75.4%
Percentage of Jive Platform revenues that represented externally focused communities	22.9%	24.5%	22.7%	24.6%

Renewal rates, excluding upsell, were in the mid-80% range for transactions over $50,000 in the three and six-month periods ended June 30, 2016 and slightly below 90% for the three and six-month periods ended June 30, 2015.

We expect the recent decrease in short-term billings to negatively impact future revenue results.

Professional Services Revenues
The increase in professional services revenue in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were primarily due to an increase in bundled services sold during the 2015 period with the related revenue being recognized in the current period, consistent with their subscription terms. Professional services revenues as a percentage of product revenues remained consistent in both the three and six-month periods ended June 30, 2016 compared to the 2015 periods. We expect these percentages to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud, which requires less customization work to implement.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of which they are bundled with. Standalone professional services revenues in the three and six-month periods ended June 30, 2016 decreased $0.2 million and $0.2 million, respectively, compared to the same periods in 2015. Bundled professional services revenues in the three and six-month periods ended June 30, 2016 increased $0.2 million and $0.8 million, respectively, compared to the same periods in 2015.

Cost of Revenues and Gross Margins

Cost of Revenues: Product

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: product	$12,249	$12,374	$(125)	(1.0)%
Products gross margin	73.7%	72.0%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: product	$25,015	$24,007	$1,008	4.2%
Products gross margin	73.1%	72.6%

Cost of revenues for products in the three-month period ended June 30, 2016 compared to the same period in 2015 was primarily unchanged due to the following:

•	a $0.4 million decrease in depreciation expense;

•	a $0.2 million decrease in stock-based compensation; and

•	a $0.2 million decrease in intangible amortization.

The decrease in costs of revenue for products noted above was partially offset by a $0.4 million increase in third party hosting costs and a $0.3 million increase in capitalized software amortization.

The increase in cost of revenues for products in the six-month period ended June 30, 2016 compared to the same period in 2015 was primarily due to the following:

•	a $0.8 million increase in third party hosting costs;

•	a $0.6 million increase in capitalized software amortization; and

•	a $0.2 million increase in salaries and benefits.

The increase in costs of revenues for products noted above was partially offset by a $0.6 million decrease in depreciation expense.

Cost of Revenues: Professional Services

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: professional services	$5,095	$5,777	$(682)	(11.8)%
Professional services gross margin	(13.9)%	(29.7)%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: professional services	$10,764	$11,370	$(606)	(5.3)%
Professional services gross margin	(25.1)%	(40.9)%

The decreases in cost of revenues for professional services in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were primarily due to the following:

•	a $0.4 million and a $0.2 million decrease, respectively, in salaries and benefits;

•	a $0.1 million and a $0.2 million decrease, respectively, in consulting fees; and

•	a $0.2 million and a $0.2 million decrease, respectively, in miscellaneous expenses.

The increases in professional services gross margin in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were primarily due to increases in bundled services revenue.

Research and Development

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Research and development	$11,836	$13,577	$(1,741)	(12.8)%
Percentage of total revenues	23.2%	27.9%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Research and development	$23,575	$27,550	$(3,975)	(14.4)%
Percentage of total revenues	23.2%	28.8%

The decreases in research and development expenses in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were primarily due to:

•	a $1.2 million and a $1.5 million decrease, respectively, in salaries and benefits;

•	a $0.9 million and a $2.5 million decrease, respectively, in stock-based compensation;

•	a $0.2 million and a $0.1 million decrease, respectively, in overhead costs allocated to research and development based on relative headcount in the 2016 periods compared to the same periods of 2015;

•	a $0.5 million decrease in intangible asset amortization expense for the six-month period; and

•	a $0.1 million decrease in miscellaneous expenses for the six-month period.

The decreases noted above were partially offset by a $0.3 million and a $0.7 million increase, respectively, in consulting fees and a $0.1 million increase in miscellaneous expenses for the three-month period.

Sales and Marketing

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Sales and marketing	$18,120	$18,959	$(839)	(4.4)%
Percentage of total revenues	35.5%	39.0%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Sales and marketing	$39,101	$37,824	$1,277	3.4%
Percentage of total revenues	38.5%	39.5%

The decrease in sales and marketing expenses in the three-month period ended June 30, 2016 compared to the same period in 2015 was primarily due to:

•	a $0.7 million decrease in general marketing expense;

•	a $0.3 million decrease in travel and entertainment expense;

•	a $0.3 million decrease in sales commission expense; and

•	a $0.1 million decrease in miscellaneous expenses.

The decreases noted above were partially offset by a $0.6 million increase in salaries and benefits expenses.

The increase in sales and marketing expenses in the six-month period ended June 30, 2016 compared to the same period in 2015 was primarily due to:

•	a $1.7 million increase in salaries and benefits expenses; and

•	a $1.7 million increase in trade show and events primarily driven by JiveWorld expenses in the first quarter of 2016.

The increases noted above were partially offset by;

•	a $1.2 million decrease in sales commission expense;

•	a $0.8 million decrease in third-party marketing cost; and

•	a $0.1 million decrease in miscellaneous expenses.

General and Administrative

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
General and administrative	$6,429	$6,780	$(351)	(5.2)%
Percentage of total revenues	12.6%	13.9%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
General and administrative	$12,876	$13,279	$(403)	(3.0)%
Percentage of total revenues	12.7%	13.9%

The decreases in general and administrative expenses in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were primarily due to:

•	a $0.5 million and a $0.7 million decrease, respectively, in stock-based compensation; and

•	a $0.5 million and a $0.7 million decrease, respectively, in professional fees.

The decreases noted above were offset by:

•	a $0.6 million and a $0.9 million increase, respectively, in salaries and benefits expenses; and

•	a $0.1 million increase in miscellaneous expenses in the six-month period.

Restructuring

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Restructuring	$4,113	$—	$4,113	NM
Percentage of total revenues	8.1%	—%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Restructuring	$4,113	$—	$4,113	NM
Percentage of total revenues	4.0%	—%

The increases in restructuring expenses in the three and six-month periods ended June 30, 2016 compared to the same periods in 2015 were due to the 2016 Realignment Plan we enacted during the second quarter of 2016 and primarily consists of severance and severance related benefits.

Other Income (Expense), net

	Three Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Other income (expense), net	$545	$(440)	$985	(223.9)%
Percentage of total revenues	1.1%	(0.9)%

	Six Months Ended June 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Other income, net	$414	$1,035	$(621)	(60.0)%
Percentage of total revenues	0.4%	1.1%

The increase in other income (expense), net in the three-month period ended June 30, 2016 compared to the same period in 2015 was primarily due to a $0.9 million increase in unrealized foreign currency gains.

The decrease in other income, net in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act recognized in the six-month period ended June 30, 2015 that did not recur in 2016.

Provision For Income Taxes

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015
Provision for income taxes	$445	$14
Percentage of loss before income taxes	7.1%	0.2%

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Provision for income taxes	$782	$217
Percentage of loss before income taxes	5.9%	1.3%

In the first six months of both 2016 and 2015, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Cash flows provided by (used in) operating activities	$(863)	$9,392
Cash provided by (used in) investing activities	3,328	(9,996)
Cash provided by (used in) financing activities	(1,301)	100
Increase in cash and cash equivalents	$1,164	$(504)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering, which closed on December 16, 2011.

Our principal source of liquidity at June 30, 2016 consisted of $11.1 million of cash and cash equivalents, $96.6 million of short-term marketable securities and $1.0 million of non-current marketable securities. As of June 30, 2016, $2.7 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from June 30, 2016.

Free cash flow, which we define as cash flows provided by operating activities less principal payments on capital leases and purchases of property and equipment, was negative $2.5 million in the first six months of 2016. This is primarily due to increased severance and severance related costs as a result of the 2016 Realignment Plan which we enacted in the second quarter of 2016.

(Dollars in thousands)	Six Months Ended June 30, 2016
Cash flows provided by operating activities	$(863)
Payments for purchase of property and equipment	(1,647)
Principal payments for capital leases	(31)
Free cash flow	$(2,541)

Cash Flows from Operating Activities
Cash flows used in operating activities were $0.9 million during the first six months of 2016 compared to cash flows provided by operating activities of $9.4 million in the first six months of 2015. Changes to our operating cash flows are historically impacted by the growth in our calculated billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $0.9 million of cash used in operating activities in the first six months of 2016 resulted from our net loss of $14.1 million, partially offset by net non-cash charges of $14.3 million. Net cash flows from operating activities during the six months ended June 30, 2016 decreased $10.3 million over the same period a year ago primarily due to a reduction in bookings from the prior year, partially offset by a decrease in net loss. Additionally, the timing of payments against accounts payable contributed to the decrease.

Cash Flows from Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers and leased facilities. The $3.3 million of cash provided by investing activities in the first six months of 2016 included $5.0 million provided by maturities and sales of marketable securities, net of purchases, partially offset by $1.6 million used for purchases of property and equipment.

Cash Flows from Financing Activities
Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and other equity awards. Cash used in financing activities of $1.3 million in the first six months of 2016 resulted from $1.2 million in principal payments on our term debt and $0.4 million in taxes paid related to the net settlement of equity awards, partially offset by $0.3 million of proceeds related to the exercise of stock options.

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

Repayment on our term loan began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At June 30, 2016, we had $0.6 million of outstanding letters of credit and no revolving loans outstanding, $2.4 million of term loans outstanding at an interest rate of 2.66% and we were in compliance with all financial and restrictive covenants.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each of the last seven years and in the first six months of 2016, including a net loss of $14.1 million in the first six months of 2016, $34.9 million in 2015 and $56.2 million in 2014. At June 30, 2016, we had an accumulated deficit of $332.7 million. As we continue to invest in infrastructure, development of our solutions and international expansion and changes to our sales and marketing efforts, our operating expenses may continue to increase. Further, the changes to our sales and marketing efforts to align more closely with our go-to-market strategies, and increase our focus on the large and mid-sized enterprise segments of our markets may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking additional cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Additionally, the cost savings initiatives we have implemented in connection with the 2016 Realignment Plan, and any cost savings initiatives we implement in the future, may not achieve their intended results and could materially and adversely affect our business, billings, revenue, renewal rates and operating results.

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

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	changes in the mix of our revenue derived from internal and external communities;

•	the amount and timing of operating costs and capital expenditures related to our operations and any future expansion of our business;

•	the impact of the 2016 Realignment Plan and when the charges related to such plan are recognized;

•	whether the cost savings associated with the 2016 Realignment Plan are achieved, and if achieved, the amount and timing of such costs savings;

•	the disruption caused to the business by the implementation of the 2016 Realignment Plan;

•	changes in our go-to-market strategy;

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new products and product features;

•	the rate of productivity of our sales force, and any future expansion of our sales force;

•	the length of the sales cycle for our products;

•	the success of our channel partners and strategic partners in reselling our products;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over government-sponsored electronic surveillance activities;

•	purchases of new equipment and bandwidth in connection with our data center operations;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill, other long-lived asset or capitalized software development cost impairment;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future foreign, federal, state and local sales and income tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

Based on the factors described above, we believe that our quarterly operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be indicative of future results.

In addition, due to our evolving business model and the implementation of the 2016 Realignment Plan, the rapid pace of technological change, the unpredictability of the emerging market in which we participate, and potential fluctuations in future general economic and financial market conditions, we may not be able to accurately forecast our rate of growth. We plan our expense levels and investments on estimates of future billings, revenues and anticipated rate of growth. We may not be able to adjust our spending quickly enough if the addition of new customers, the upsell rate for existing customers, or the price for which we are able to sell our platform is below our expectations. As a result, we expect that our billings, revenues, operating results and cash flows may fluctuate significantly and comparisons of our billings, revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

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

The market for enterprise collaboration software is highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation, IBM Corporation and salesforce.com, inc., each of which is significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and is able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone privately-held software providers, whose primary products are focused on providing external communities to their customers. For our team-based real time messaging business, we compete with many smaller startup software providers, whose primary products are focused on providing real time messaging products to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications. For example, in early 2015 Facebook announced plans to launch Facebook at Work to provide an enterprise version of its social network service. Recently, Microsoft Corporation announced its plan to acquire LinkedIn, Inc., in an effort to combine Microsoft's existing products and services with LinkedIn's professional networking capabilities. In addition, our competitors have in the past, and may in the future, enter into strategic alliances with each other, resulting in increased competition. To the extent that our competitors are successful in combining these social networking capabilities with their existing products and to the extent social and professional networking providers are able to adapt their solutions to the enterprise collaboration market, we could experience increased competition, which could adversely affect our billings, renewal rates, revenues and margins.

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

On May 10, 2016, we announced our 2016 Realignment Plan, which is designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, as well as align our operations with evolving business needs and improve efficiencies. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce.

This type of restructuring activity may result in business disruptions and may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges. Moreover, the 2016 Realignment Plan may cause business disruptions with customers and elsewhere if our cost reduction and realignment efforts prove ineffective. As such, our ability to achieve our strategic goals and business plans as well as our business, results of operations and financial condition could be materially negatively impacted.

We have made changes to the structure, scale and makeup of the sales organization and their focus which may harm our future operating results.

We have recently made changes to our sales leadership and, in connection with the 2016 Realignment Plan, intend to increase our focus on large and mid-sized enterprise customers, reduce the size of our inside sales organization, diversified our focus beyond transactions with large enterprises, place greater emphasis on selling our cloud-based solutions continue to migrate customers to the cloud and rebalanced our investments to align with our more focused go-to market strategies. There is no guarantee that these changes will increase our revenue and it could adversely affect billings, renewal rates and revenues and our business and operating results could be negatively impacted.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Many of our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. In recent quarters, our renewal rates, excluding upsell, have declined to the mid-80 percent range for transactions over $50,000, and we expect them to continue to fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. Any loss of the services of our senior management or our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. On May 10, 2016, we announced the 2016 Realignment Plan, which includes a reduction in our workforce that resulted in the termination of approximately 14% of personnel across our global operations. Even if our key personnel are not directly affected by the reduction in workforce, the terminations of others may have a negative impact on morale and our ability to retain current personnel, as well as attract and hire new qualified personnel in the future.

In the last twelve months, we have announced the departure of five of our board members, including those who were not nominated for re-election. In addition, we have experienced changes in our management team over the past two years and therefore our current management team has only been working together for a short period of time. Furthermore, from time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives which could disrupt our business. In the future, there may be additional changes to our board of directors or management team which could divert management’s attention and disrupt our business.

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

Our future success will depend, in part, on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry in general, and in the San Francisco Bay Area specifically, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, the workforce reduction being implemented in connection with the 2016 Realignment Plan may adversely affect our ability to attract and retain such highly skilled employees. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock does not increase or declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 26%, 27% and 24% of our total revenues in the six months ended June 30, 2016 and the fiscal years ended December 31, 2015 and 2014, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

•	the effects and any resulting negative economic impact of the U.K.’s referendum to exit the EU;

•	continued localization of our platform, sales collateral and legal agreements, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection laws and regulations;

•	compliance with anti-bribery laws, including compliance with the Foreign Corrupt Practices Act and the UK's Bribery Act 2010;

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our products. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we increase the focus of our sales efforts on large and mid-sized enterprise customers in connection with the 2016 Realignment Plan, we will face greater costs, long sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our products and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

Our hosting operations involve the storage and transmission of customer data. In certain circumstances, we use third-party providers to assist in these operations. Security breaches or unauthorized access to customer data that we, or our third-party hosting providers, host could result in the misuse or loss of this information, litigation, indemnity obligations, regulatory fines and penalties and other liabilities.

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
As described above, we rely on certain third-party service providers to host and deliver services and data, and any interruptions or delays in these hosted services, any security or privacy breaches, or any failures in data collection could expose us to liability and harm our business and reputation. A security incident at any third-party hosting facility may compromise the confidentiality, integrity or availability of customer data.

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

Because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques, to implement adequate preventative or mitigation measures or to detect any such security breaches in a timely manner. If an actual or perceived breach of our, or our third-party vendors', security occurs, it could negatively impact our ability to attract new customers and increase engagement by existing customers, cause existing customers to elect to not renew their subscriptions, subject us to third-party lawsuits, regulatory fines or other action or liability, thereby harming our reputation and our operating results.

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

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use, disclosure, control and deletion of personal information. In the United States, these include, without limitation, rules and regulations promulgated under the authority of the Federal Trade Commission, HIPAA and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we and our customers must comply. These obligations include, for example, the Data Protection Directive established in the EU, European Directive 2002/58/EC (commonly known as the “EU Cookie Law”), laws and regulations of EU member states, such as the German Federal Data Protection Act, and the Personal Data Protection Ordinance promulgated in Hong Kong.

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

In addition, with regard to transfers of personal data, from our employees and European customers to the United States, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the EU and Switzerland, which, established a means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States. The U.S.-EU Safe Harbor Framework was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we have engaged in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield. Although the EU-U.S. Privacy Shield was granted an adequacy decision by the EU College of Commissioners on July 12, 2016, and is set to become available to U.S. companies on August 1, 2016, it still may be challenged by courts or data protection authorities. It is unclear whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because global laws, regulations and industry standards concerning privacy, data protection and information security have continued to develop and evolve rapidly, it is possible that we or products may not be, or may not have been, compliant with each such applicable law, regulation, and industry standard.

Any such new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. For instance, the U.K.’s referendum to exit the EU has also created uncertainty with regard to the regulation of data protection in the U.K. In particular, it is unclear whether the U.K. will enact the EU Data Protection Directive, and how data transfers to and from the U.K. will be regulated. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing limit our customers’ or partners’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our products could decrease, our costs could increase and our business, operating results and financial condition could be harmed.

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

We have experienced growth in the past. For example, we have grown from 527 employees at December 31, 2012 to 617 at June 30, 2016 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. While we will be reducing the size of our workforce in connection with the 2016 Realignment Plan, we intend to continue to pursue growth opportunities. As such, our success in the future will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

In connection with the 2016 Realignment Plan, we intend to optimize our sales and marketing infrastructure in order to align our operations with evolving business needs and improve efficiencies. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take nine to 12 months or longer before our new sales representatives are fully trained and productive. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to increase our billings and revenues or grow our business.

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

The outcome of the U.K.’s referendum on membership in the EU may have a negative effect on global economic conditions, financial markets, and on the U.K. and European economies, any or all of which could have a material adverse effect on our U.K. and international businesses.

On June 23, 2016, a referendum was held on the U.K.’s membership in the EU, the outcome of which was a vote in favor of leaving the EU. The U.K.’s vote to leave the EU creates an uncertain political and economic environment in the U.K. and potentially across other EU member states, which may last for a number of months or years.

The result of the referendum means that the long-term nature of the U.K.’s relationship with the EU is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. Should the U.K. leave the EU, it is unclear what trade agreements the U.K. will reach with the EU and also with other countries around the world and this will affect tariff agreements. Further, it is unclear to what extent EU regulation currently in effect in the U.K. will remain in place. In the interim, there is a risk of instability for both the U.K. and the EU, which could adversely affect our results, financial condition and prospects.

Adverse economic conditions or reduced information technology spending may adversely impact our business and operating results.

Our business depends on the overall demand for information technology. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak global economic conditions, including effects of the U.K.'s referendum on the EU, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business, financial condition and operating results. As global economic conditions continue to be volatile or economic uncertainty remains, trends in information technology spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions could adversely affect, our customers’ ability or willingness to purchase our enterprise collaboration software platform, and could delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could adversely affect our operating results. Our sensitivity to economic cycles and any related fluctuation in demand may have a material adverse effect on our business, financial condition and operating results.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. For instance, we have a wholly-owned subsidiary in the U.K. which provides tax benefits to us. Depending on the terms reached regarding any exit from the EU, it is possible that there could be changes in the tax laws in the U.K. impacting the tax benefits we receive from our corporate structure, which could harm our operating results. Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a United States federal tax examination for the tax years ending December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. Further, from August 2014 through December 2014, we were under examination in Israel for the years ending December 31, 2010, 2011 and 2012. The examination officially concluded as of December 26, 2014 and did not have a material financial impact.

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

JIVE SOFTWARE, INC.

Dated:	August 3, 2016	/s/ ELISA STEELE
Elisa Steele
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc
EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)