Form 10-Q
period 2016-09-30
Jive Software, Inc.
filed 2016-11-03
CIK 1462633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock outstanding as of October 31, 2016 was 78,107,355.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
JIVE SOFTWARE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,062	$9,870
Short-term marketable securities	94,390	96,410
Accounts receivable, net of allowances of $323 and $1,170	39,365	54,090
Prepaid expenses and other current assets	13,868	13,135
Total current assets	154,685	173,505
Marketable securities, noncurrent	1,004	6,429
Property and equipment, net of accumulated depreciation of $40,763 and $36,344	9,878	12,747
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $24,454 and $22,292	2,384	4,546
Other assets	5,635	8,165
Total assets	$203,339	$235,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,827	$3,684
Accrued payroll and related liabilities	8,833	6,954
Other accrued liabilities	6,435	7,842
Deferred revenue, current	113,775	131,850
Term debt, current	1,800	2,400
Total current liabilities	132,670	152,730
Deferred revenue, less current portion	8,669	16,392
Term debt, less current portion	—	1,200
Other long-term liabilities	2,781	2,682
Total liabilities	144,120	173,004
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued – 84,533 shares at September 30, 2016 and 82,820 at December 31, 2015; outstanding – 78,108 at September 30, 2016 and 76,395 at December 31, 2015	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	396,302	384,164
Accumulated deficit	(333,416)	(318,537)
Accumulated other comprehensive loss	(322)	(141)
Total stockholders’ equity	59,219	62,141
Total liabilities and stockholders’ equity	$203,339	$235,145
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product	$46,659	$45,960	$139,730	$133,628
Professional services	4,062	3,945	12,669	12,014
Total revenues	50,721	49,905	152,399	145,642
Cost of revenues:
Product	11,605	12,623	36,620	36,630
Professional services	4,473	5,542	15,237	16,912
Total cost of revenues	16,078	18,165	51,857	53,542
Gross profit	34,643	31,740	100,542	92,100
Operating expenses:
Research and development	10,990	13,187	34,565	40,737
Sales and marketing	17,920	20,172	57,021	57,996
General and administrative	6,420	7,141	19,296	20,420
Restructuring	(84)	—	4,029	—
Total operating expenses	35,246	40,500	114,911	119,153
Loss from operations	(603)	(8,760)	(14,369)	(27,053)
Other income (expense), net:
Interest income	143	72	395	192
Interest expense	(35)	(27)	(116)	(149)
Other, net	(25)	(1)	218	1,036
Total other income, net	83	44	497	1,079
Loss before provision for income taxes	(520)	(8,716)	(13,872)	(25,974)
Provision for income taxes	225	113	1,007	330
Net loss	$(745)	$(8,829)	$(14,879)	$(26,304)
Basic and diluted net loss per share	$(0.01)	$(0.12)	$(0.19)	$(0.35)
Shares used in basic and diluted per share calculations	77,902	75,632	77,179	74,922
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(745)	$(8,829)	$(14,879)	$(26,304)
Other comprehensive income (loss) related to:
Foreign currency translation, net of tax	35	(139)	(305)	(60)
Unrealized gain (loss) on marketable securities, net of tax	(33)	32	124	57
Other comprehensive income (loss)	2	(107)	(181)	(3)
Comprehensive loss	$(743)	$(8,936)	$(15,060)	$(26,307)
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(14,879)	$(26,304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,531	11,871
Stock-based compensation	11,599	16,765
Change in deferred taxes	175	95
Non-recurring gain	—	(1,107)
Other	175	—
Decrease (increase) in:
Accounts receivable, net	14,725	19,692
Prepaid expenses and other assets	(199)	(664)
Increase (decrease) in:
Accounts payable	(1,744)	4,155
Accrued payroll and related liabilities	2,471	(779)
Other accrued liabilities	(1,586)	(207)
Deferred revenue	(25,798)	(19,265)
Other long-term liabilities	4	282
Net cash provided by (used in) operating activities	(5,526)	4,534
Cash flows from investing activities:
Payments for purchase of property and equipment	(2,042)	(4,783)
Purchases of marketable securities	(60,143)	(81,445)
Sales of marketable securities	1,001	17,903
Maturities of marketable securities	66,098	61,101
Net cash provided by (used in) investing activities	4,914	(7,224)
Cash flows from financing activities:
Proceeds from exercise of stock options	318	1,073
Taxes paid related to net share settlement of equity awards	(648)	(789)
Capital lease payments	(80)	—
Repayments of term loans	(1,800)	(1,800)
Non-recurring gain	—	1,107
Net cash used in financing activities	(2,210)	(409)
Net decrease in cash and cash equivalents	(2,822)	(3,099)
Effect of exchange rate changes	14	(44)
Cash and cash equivalents, beginning of period	9,870	20,594
Cash and cash equivalents, end of period	$7,062	$17,451
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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2016.

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

Option Exchange Program
On August 5, 2016, we commenced an option exchange which permitted employees (other than directors and named executive officers) to surrender certain outstanding stock options that had per share exercise prices that were above $6.58 for cancellation in exchange for the grant of replacement RSUs covering a lesser number of shares and subject to a different vesting schedule. This option exchange was completed on September 2, 2016. Options to purchase a total of 586,275 shares of common stock with a weighted-average exercise price of $11.29 per share were canceled and replaced with 122,400 RSUs, with per share fair value of $4.33, on September 2, 2016. The replacement RSUs will vest quarterly over the next two years. We accounted for this option exchange as a stock option modification in accordance with the provisions of ASC 718 Share-Based Compensation. We will record incremental stock-based compensation expense of $0.3 million in addition to the remaining stock-based compensation expense attributable to the exchanged stock options to be amortized over the two-year vesting period of the replacement RSUs.

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

During both the three and nine months ended September 30, 2016, a total of 271,052 shares were issued under the ESPP with a fair value of $3.78 per share.

Stock Plan Activity
Certain information regarding stock plan activity for the nine-month period ended September 30, 2016 and stock options outstanding as of September 30, 2016 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2015	3,642,166	6,976,957	$5.59
Additional shares reserved	2,979,417
Granted – stock options	(1,181,157)	1,181,157	3.48
Granted – performance based options	(920,000)	920,000	3.79
Forfeited – stock options	1,667,838	(1,667,838)	9.39
Exercised – stock options		(147,871)	1.69
Granted – RSUs	(3,307,024)
Forfeited – RSUs	993,114
Vested RSUs adjusted for taxes	172,855
Balances, September 30, 2016	4,047,209	7,262,405	$4.22	6.08	$8,239
Exercisable at September 30, 2016		3,903,931	$4.09	3.41	$7,021
Vested and expected to vest		6,931,053	$4.20	5.95	$8,126

Restricted Stock Activity
Restricted stock results from the grant of RSUs. The shares of restricted stock vest over the period specified in the related RSU agreements.

Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2015	4,498,292	$6.98
Granted – RSUs	3,307,024	3.54
Vested – RSUs	(1,465,678)	7.38
Forfeited – RSUs	(993,114)	6.04
Balances, September 30, 2016	5,346,524	4.92

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.

Stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$487	$734	$1,676	$2,388
Research and development	979	1,644	2,819	5,997
Sales and marketing	867	1,164	2,522	2,958
General and administrative	1,757	1,937	4,555	5,426
Restructuring	—	—	21	—
	$4,090	$5,479	$11,593	$16,769

As of September 30, 2016, unrecognized stock-based compensation related to all stock-based awards was $28.7 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

Note 4.    Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(745)	$(8,829)	$(14,879)	$(26,304)
Denominator:
Weighted-average common shares outstanding	77,902	75,673	77,179	75,101
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	(41)	—	(179)
Weighted-average shares used to compute net loss per share, basic and diluted	77,902	75,632	77,179	74,922
Net loss per share, basic and diluted	$(0.01)	$(0.12)	$(0.19)	$(0.35)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of September 30,
	2016	2015
Shares subject to outstanding common stock options	7,262,405	7,365,646
Unvested restricted common stock	5,346,524	5,045,652
Common stock subject to repurchase	—	41,344
Purchase rights from the ESPP	235,693	—
	12,844,622	12,452,642

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

Our goodwill balance did not change during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

Other Intangible Assets, net
The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	September 30, 2016	December 31, 2015
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(18,069)	(16,103)
		2,372	4,338
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)
		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(2,028)	(1,976)
		—	52
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,927)	(1,783)
		12	156
Total intangible assets, net		$2,384	$4,546

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2016	2015	2016	2015
$424	$1,095	$2,162	$3,826

Expected future amortization expense as of September 30, 2016 is as follows (in thousands):

Remainder of 2016	$418
2017	1,587
2018	379
2019	—
2020	—
Thereafter	—
$2,384

Note 6.    Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

September 30, 2016
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$6,941	$—	$—	$6,941
Cash equivalents:
Money market mutual funds	121	—	—	121
Total cash and cash equivalents	7,062	—	—	7,062
Short-term marketable securities:
Commercial paper	10,656	—	—	10,656
Corporate notes and bonds	44,295	—	(19)	44,276
Government obligations	11,004	6	—	11,010
U.S. agency obligations	28,443	5	—	28,448
Total short-term marketable securities	94,398	11	(19)	94,390
Marketable securities, noncurrent:
Government obligations	1,004	—	—	1,004
Total marketable securities, noncurrent	1,004	—	—	1,004
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$102,464	$11	$(19)	$102,456

December 31, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$9,624	$—	$—	$9,624
Cash equivalents:
Money market mutual funds	246	—	—	246
Total cash and cash equivalents	9,870	—	—	9,870
Short-term marketable securities:
Commercial paper	7,485	—	—	7,485
Corporate notes and bonds	44,483	—	(60)	44,423
Government obligations	12,010	—	(12)	11,998
U.S. agency obligations	32,543	—	(39)	32,504
Total short-term marketable securities	96,521	—	(111)	96,410
Marketable securities, noncurrent:
Corporate notes and bonds	4,453	—	(17)	4,436
Government obligations	1,997	—	(4)	1,993
Total marketable securities, noncurrent	6,450	—	(21)	6,429
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$112,841	$—	$(132)	$112,709

As of September 30, 2016 and December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

As of September 30, 2016, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$94,390
Due within 1 year through 3 years	1,004
Total marketable securities	$95,394

See also Note 7.

Note 7.    Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$121	$—	$—	$121
Marketable securities
Commercial paper	—	10,656	—	10,656
Corporate notes and bonds	—	44,276	—	44,276
Government obligations	—	12,014	—	12,014
U.S. agency obligations	—	28,448	—	28,448
Total marketable securities	—	95,394	—	95,394
Total	$121	$95,394	$—	$95,515

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$246	$—	$—	$246
Marketable securities
Commercial paper	—	7,485	—	7,485
Corporate notes and bonds	—	48,859	—	48,859
Government obligations	—	13,991	—	13,991
U.S. agency obligations	—	32,504	—	32,504
Total marketable securities	—	102,839	—	102,839
Total	$246	$102,839	$—	$103,085

We did not have any financial liabilities measured at fair value on a recurring basis at September 30, 2016 or December 31, 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ Equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the nine months ended September 30, 2016.

During the three and nine-month periods ended September 30, 2016 and 2015, we did not record any other-than-temporary impairments.

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

At September 30, 2016, we had $0.6 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and $1.8 million of term loans outstanding at an interest rate of 2.83%. We were in compliance with all covenants as of September 30, 2016.

Note 9.    Commitments and Contingencies

We have $20.0 million of future payments under our operating leases and $2.4 million of commitments under non-cancelable purchase orders at September 30, 2016. These non-cancelable purchase order commitments will be filled at various times through the third quarter of 2017; our longest operating lease expires in October 2022.

Note 10.    Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$100	$100
Cash paid for income taxes	690	282
Property and equipment acquired through capital lease	826	—

Note 11.    Related-Party Transactions

Certain members of our board of directors also serve on the board of directors of certain of our customers and, in some cases, are also investors of these customers. Certain information regarding these customers was as follows (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable	$158	$230
Current deferred revenue	501	461
Non-current deferred revenue	16	56

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$202	$274	$562	$769

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

Note 14.    Restructuring

In May 2016, our board of directors approved a world-wide restructuring plan (the “2016 Realignment Plan”) in order to re-balance staffing levels and better align them with the evolving needs of our business. During the three and nine months ended September 30, 2016, restructuring charges under the 2016 Realignment Plan included a $0.1 million credit and $4.0 million in employee termination benefits and exit costs, respectively, which were included as restructuring expenses on our Consolidated Statements of Operations. Other costs primarily consist of legal, consulting, and other costs related to employee terminations.

The restructuring accrual, a portion of which is included in accrued payroll and related liabilities, with the remainder in other accrued liabilities, is expected to be paid in full within the next three months. Changes in the restructuring accrual during the nine months ended September 30, 2016 were as follows (in thousands):

	Severance Costs	Other Costs	Total
Balance of restructuring accrual, December 31, 2015	$—	$—	$—
Charges incurred	3,623	406	4,029
Cash payments made	(3,506)	(406)	(3,912)
Balance of restructuring accrual, September 30, 2016	$117	$—	$117

Note 15.    Subsequent Events

On October 25, 2016, we entered into a lease with Water Tower Fee Owner, LLC (the “Landlord”) for approximately 12,500 square feet of office space in Campbell, California (the “Campbell Lease”). The initial term of the Campbell Lease is expected to commence on March 1, 2017 and run until June 2022 (the “Term”). The Campbell Lease provides for monthly base rent amounts ranging from $52,681 to $61,064, as well as a requirement that we pay our pro rata share of certain real property taxes, operating expenses and common area maintenance expenses. We have the option to extend the lease for one additional five-year term subject to certain increases in base rent, provided that we give notice to the Landlord no earlier than 365 days prior to the expiration of the Term and no later than 270 days prior to the expiration of the Term.
On October 28, 2016, we separately entered into an amendment to our office lease with TTC Partners, LLC for our office in Palo Alto, California (the “Palo Alto Lease”) that provides for an early termination of the Palo Alto Lease such that we may exit the entirety of the leased premises by March 20, 2017 (the “Amendment”). In connection with the early termination of the Palo Alto Lease, we will be relieved of obligations to pay approximately $3.5 million in rent and other payments which would have been required to be paid over the remainder of the term of the Palo Alto Lease, which, prior to the Amendment, was scheduled to expire in March 2020.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “target,” “contemplate,” “predict,” “potential,” “ensure,” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 77.3% of revenues derived from our Jive Platform in the first nine months of 2016 compared to 75.9% in the first nine months of 2015. As the market opportunity for collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we continue to believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we released our first non-customizable version of our cloud-based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In the first nine months of 2016, product revenues from all hosted and cloud deployments represented 70.3% of total product revenues compared to 66.7% in the first nine months of 2015. With the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.5% of total revenues in the first nine months of 2016 compared to 73.4% in the first nine months of 2015. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In February 2016, we introduced our Jive WorkHub offerings, which are packaged solutions focused on distinct verticals and lines of business. Our initial focus for the Jive WorkHub is the healthcare vertical and employee engagement and customer engagement. These out-of-the-box packages provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

On May 5, 2016, our board of directors approved the 2016 Realignment Plan designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, align our operations with evolving business needs and improve efficiencies. The 2016 Realignment Plan included a reduction in our workforce that resulted in the termination of approximately 14% of our personnel across our global operations and was substantially completed by September 30, 2016. In the nine months ended September 30, 2016, we incurred charges of $4.0 million, substantially all of which are related to employee severance and benefits, and included them as restructuring expenses on our Consolidated Statements of Operations. Cash payments of $3.9 million were made during the nine months ended September 30, 2016, with the remaining $0.1 million expected to be paid within the next three months. We expect these actions will generate aggregate savings of approximately $10 million during 2016, net of the non-recurring severance charges and transition costs.

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

Actual results in these areas could differ from management’s estimates. During the first nine months of 2016, there were no significant changes in our critical accounting policies or estimates from those reported in our 2015 Annual Report on Form 10-K, which was filed with the SEC on February 29, 2016.

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

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended September 30,		Dollar Change	% Change
	2016	2015
Total revenues	$50,721	$49,905	$816	1.6%
Deferred revenue, current, end of period	113,775	121,752	(7,977)	(6.6)%
Less: deferred revenue, current, beginning of period	(116,218)	(123,779)	7,561	(6.1)%
Short-term billings	$48,278	$47,878	$400	0.8%

	Nine Months Ended September 30,		Dollar Change	% Change
	2016	2015
Total revenues	$152,399	$145,642	$6,757	4.6%
Deferred revenue, current, end of period	113,775	121,752	(7,977)	(6.6)%
Less: deferred revenue, current, beginning of period	(131,850)	(128,592)	(3,258)	2.5%
Short-term billings	$134,324	$138,802	$(4,478)	(3.2)%

Total Billings

	Three Months Ended September 30,		Dollar Change	% Change
	2016	2015
Total revenues	$50,721	$49,905	$816	1.6%
Deferred revenue, end of period	122,444	141,274	(18,830)	(13.3)%
Less: deferred revenue, beginning of period	(126,373)	(147,891)	21,518	(14.5)%
Total billings	$46,792	$43,288	$3,504	8.1%

	Nine Months Ended September 30,		Dollar Change	% Change
	2016	2015
Total revenues	$152,399	$145,642	$6,757	4.6%
Deferred revenue, end of period	122,444	141,274	(18,830)	(13.3)%
Less: deferred revenue, beginning of period	(148,242)	(160,539)	12,297	(7.7)%
Total billings	$126,601	$126,377	$224	0.2%

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

Total billings increased in the three months ended September 30, 2016 compared to the prior year primarily as a result of higher renewal rates and increased upsell transactions. Total billings were effectively unchanged for the nine months ended September 30, 2016.

Short-term billings increased in the three-month period presented as a result of increased upsell transactions, a slight increase in our renewal rate and customers renewing prior to the period in which their existing subscription term concludes. Our short-term billings decreased for the nine-months presented as a result of decreased new customer transactions year-to-date compared to the same period in the prior year, partially offset by customers renewing prior to the period in which their existing subscription term concludes. We expect the recent decline in billings growth rate to negatively impact future revenue results.

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

Our Jive Platform customer count was as follows:

	As of September 30,
	2016	2015	Change	% Change
Jive Platform customer count	991	989	2	0.2%

Our product revenues grew by 4.6% in the first nine months of 2016 compared to the first nine months of 2015. Our product revenues have grown at a faster rate than our customer count as we have continued to realize upsell opportunities with our existing customer base. We also believe that our increased focus on the large and mid-sized enterprise segments of our markets has effected, and will continue to effect, our customer count.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and are recorded as a component of cost of product revenues. We begin amortizing the associated capitalized costs upon each product’s or enhancement’s release. Through September 30, 2016, we released products and enhancements related to $6.9 million of the capitalized costs. We anticipate the remaining products and enhancements related to the capitalized costs to be commercially released through the first half of 2017.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the nine months ended September 30, 2016 or 2015.

Capitalized computer software development costs consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(4,332)	(2,077)
	$4,649	$6,904

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

Other Income (Expense), Net
Other income (expense), net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. Included in other income for the nine months ended September 30, 2015 is a gain related to the disgorgement of profits from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act.

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

Results of Operations
The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2016(1)		Three Months Ended September 30, 2015(1)
Revenues:
Product	$46,659	92.0%	$45,960	92.1%
Professional services	4,062	8.0%	3,945	7.9%
Total revenues	50,721	100.0%	49,905	100.0%
Cost of revenues:
Product	11,605	22.9%	12,623	25.3%
Professional services	4,473	8.8%	5,542	11.1%
Total cost of revenues	16,078	31.7%	18,165	36.4%
Gross profit:
Product	35,054	69.1%	33,337	66.8%
Professional services	(411)	(0.8)%	(1,597)	(3.2)%
Total gross profit	34,643	68.3%	31,740	63.6%
Operating expenses:
Research and development	10,990	21.7%	13,187	26.4%
Sales and marketing	17,920	35.3%	20,172	40.4%
General and administrative	6,420	12.7%	7,141	14.3%
Restructuring	(84)	(0.2)%	—	—%
Total operating expenses	35,246	69.5%	40,500	81.2%
Loss from operations	(603)	(1.2)%	(8,760)	(17.6)%
Total other income, net	83	0.2%	44	0.1%
Loss before income taxes	(520)	(1.0)%	(8,716)	(17.5)%
Provision for income taxes	225	0.4%	113	0.2%
Net loss	$(745)	(1.5)%	$(8,829)	(17.7)%
Basic and diluted net loss per common share	$(0.01)		$(0.12)
Shares used in per share calculations	77,902		75,632

	Nine Months Ended September 30, 2016(1)		Nine Months Ended September 30, 2015(1)(2)
Revenues:
Product	$139,730	91.7%	$133,628	91.8%
Professional services	12,669	8.3%	12,014	8.2%
Total revenues	152,399	100.0%	145,642	100.0%
Cost of revenues:
Product	36,620	24.0%	36,630	25.2%
Professional services	15,237	10.0%	16,912	11.6%
Total cost of revenues	51,857	34.0%	53,542	36.8%
Gross profit:
Product	103,110	67.7%	96,998	66.6%
Professional services	(2,568)	(1.7)%	(4,898)	(3.4)%
Total gross profit	100,542	66.0%	92,100	63.2%
Operating expenses:
Research and development	34,565	22.7%	40,737	28.0%
Sales and marketing	57,021	37.4%	57,996	39.8%
General and administrative	19,296	12.7%	20,420	14.0%
Restructuring	4,029	2.6%	—	—%
Total operating expenses	114,911	75.4%	119,153	81.8%
Loss from operations	(14,369)	(9.4)%	(27,053)	(18.6)%
Total other income, net	497	0.3%	1,079	0.7%
Loss before income taxes	(13,872)	(9.1)%	(25,974)	(17.8)%
Provision for income taxes	1,007	0.7%	330	0.2%
Net loss	$(14,879)	(9.8)%	$(26,304)	(18.1)%
Basic and diluted net loss per common share	$(0.19)		$(0.35)
Shares used in per share calculations	77,179		74,922

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (dollars in thousands):

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
Cost of revenues	$487	1.0%	$734	1.5%
Research and development	979	1.9%	1,644	3.3%
Sales and marketing	867	1.7%	1,164	2.3%
General and administrative	1,757	3.5%	1,937	3.9%
Total stock-based compensation	$4,090	8.1%	$5,479	11.0%

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
Cost of revenues	$1,676	1.1%	$2,388	1.6%
Research and development	2,819	1.8%	5,997	4.1%
Sales and marketing	2,522	1.7%	2,958	2.0%
General and administrative	4,555	3.0%	5,426	3.7%
Restructuring	21	—%	—	—%
Total stock-based compensation	$11,593	7.6%	$16,769	11.5%

(2)
Total other income in the nine months ended September 30, 2015 included a $1.1 million gain related to the disgorgement of profits to us from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

Revenues

(Dollars in thousands)	Three Months Ended September 30,		Dollar Change	% Change
	2016	2015
Product	$46,659	$45,960	$699	1.5%
Professional services	4,062	3,945	117	3.0%
Total revenues	$50,721	$49,905	$816	1.6%

(Dollars in thousands)	Nine Months Ended September 30,		Dollar Change	% Change
	2016	2015
Product	$139,730	$133,628	$6,102	4.6%
Professional services	12,669	12,014	655	5.5%
Total revenues	$152,399	$145,642	$6,757	4.6%

Product Revenues
The increases in product revenue in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 was primarily the result of an increase in the average annual subscription value and which was primarily driven by upsell to existing customers. The average new customer initial contract size remained consistent in the 2016 periods compared to the 2015 periods.

Certain information regarding our revenues was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dollar value of total revenues generated in the U.S.	$37.2 million	$36.7 million	$112.0 million	$106.9 million
Percentage of total revenues generated in the U.S.	73.5%	73.6%	73.5%	73.4%
Product revenues from hosted and cloud deployments as a percentage of total product revenues	70.3%	66.7%	70.3%	66.7%
Product revenues from on-premise deployments as a percentage of total product revenues	29.7%	33.3%	29.7%	33.3%
Percentage of Jive Platform revenues that represented internally focused communities	77.2%	76.9%	77.3%	75.9%
Percentage of Jive Platform revenues that represented externally focused communities	22.8%	23.1%	22.7%	24.1%

Renewal rates, excluding upsell, were slightly above 90% for transactions over $50,000 in the three-month period and in the mid-80% range in the nine-month period ended September 30, 2016. Renewal rates were slightly below 90% for the three and nine-month periods ended September 30, 2015.

We continue to expect that the recent deceleration in short term billings growth will negatively impact future revenue results.

Professional Services Revenues
The increases in professional services revenue in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily due to an increase in bundled services sold during the 2015 period with the related revenue being recognized in the current period, consistent with their subscription terms. Professional services revenues as a percentage of product revenues remained consistent in both the three and nine-month periods ended September 30, 2016 compared to the 2015 periods. We expect these percentages to experience minor fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud, which requires less customization work to implement.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the relevant subscription term. Standalone professional services revenues in the three and nine-month periods ended September 30, 2016 decreased $0.2 million and $0.4 million, respectively, compared to the same periods in 2015. Bundled professional services revenues in the three and nine-month periods ended September 30, 2016 increased $0.3 million and $1.1 million, respectively, compared to the same periods in 2015.

Cost of Revenues and Gross Margins

Cost of Revenues: Product

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: product	$11,605	$12,623	$(1,018)	(8.1)%
Products gross margin	75.1%	72.5%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: product	$36,620	$36,630	$(10)	—%
Products gross margin	73.8%	72.6%

The decrease in cost of revenues for products in the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to:

•	a $0.5 million decrease in acquired intangibles amortization expense;

•	a $0.4 million decrease in depreciation expense;

•	a $0.4 million decrease in support costs;

•	a $0.2 million decrease in third-party hosting services;

•	a $0.2 million decrease in third-party royalty expense; and

•	a $0.2 million decrease in stock-based compensation.

The decreases in costs of revenue for products noted above were partially offset by a $0.3 million increase in capitalized software amortization, a $0.3 million increase in bonus expense, and a $0.3 million increase in miscellaneous expenses.

Cost of revenues for products in the nine-month period ended September 30, 2016 remained relatively consistent compared to the same period in 2015.

Cost of Revenues: Professional Services

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: professional services	$4,473	$5,542	$(1,069)	(19.3)%
Professional services gross margin	(10.1)%	(40.5)%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Cost of revenues: professional services	$15,237	$16,912	$(1,675)	(9.9)%
Professional services gross margin	(20.3)%	(40.8)%

The decreases in cost of revenues for professional services in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily due to the following:

•	a $1.0 million and a $1.2 million decrease, respectively, in salaries and benefits;

•	a $0.1 million and a $0.2 million decrease, respectively, in travel and entertainment expenses; and

•	a $0.3 million decrease in miscellaneous expense for the nine-month period.

The increases in professional services gross margin in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily driven by the 2016 Realignment Plan enacted in the prior quarter and which resulted in a reduction in salaries and benefits within the professional services organization.

Research and Development

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Research and development	$10,990	$13,187	$(2,197)	(16.7)%
Percentage of total revenues	21.7%	26.4%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Research and development	$34,565	$40,737	$(6,172)	(15.2)%
Percentage of total revenues	22.7%	28.0%

The decreases in research and development expenses in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily due to:

•	a $0.9 million and a $2.4 million decrease, respectively, in salaries and benefits;

•	a $0.7 million and a $3.2 million decrease, respectively, in stock-based compensation;

•	a $0.4 million and a $0.5 million decrease, respectively, in overhead costs allocated to research and development based on relative headcount in the 2016 periods compared to the same periods of 2015;

•	a $0.3 million and a $0.2 million decrease, respectively, in miscellaneous expenses;

•	a $0.1 million and a $0.3 million decrease, respectively, in subscription services;

•	a $0.1 million and a $0.2 million decrease, respectively, in depreciation expense; and

•	a $0.6 million decrease in intangible asset amortization expense for the nine-month period.

The decreases noted above were partially offset by:

•	a $0.2 million and a $0.4 million increase, respectively, in third-party hosting expense; and

•	a $0.1 million and a $0.8 million increase, respectively, in consulting fees.

Sales and Marketing

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Sales and marketing	$17,920	$20,172	$(2,252)	(11.2)%
Percentage of total revenues	35.3%	40.4%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Sales and marketing	$57,021	$57,996	$(975)	(1.7)%
Percentage of total revenues	37.4%	39.8%

The decreases in sales and marketing expenses in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily due to:

•	a $1.1 million decrease in salaries and benefits for the three-month period;

•	a $0.8 million decrease in general marketing expense for the nine-month period;

•	a $0.8 million and a $0.6 million decrease, respectively, in professional fees;

•	a $0.5 million and a $0.7 million decrease, respectively, in travel and entertainment expenses;

•	a $0.3 million and a $0.2 million decrease, respectively, in miscellaneous expenses;

•	a $0.2 million and a $0.4 million decrease, respectively, in advertising expenses; and

•	a $0.2 million decrease in amortization expense for the nine-month period.

The decreases noted above were partially offset by:

•	a $1.9 million increase in trade shows and events expenses for the nine-month period; and

•	a $0.6 million increase in sales commissions for the three-month period.

General and Administrative

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
General and administrative	$6,420	$7,141	$(721)	(10.1)%
Percentage of total revenues	12.7%	14.3%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
General and administrative	$19,296	$20,420	$(1,124)	(5.5)%
Percentage of total revenues	12.7%	14.0%

The decreases in general and administrative expenses in the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015 were primarily due to:

•	a $0.8 million and a $1.3 million decrease, respectively, in recruiting and agency placement fees;

•	a $0.4 million and a $1.0 million decrease, respectively, in consulting fees; and

•	a $0.2 million and a $0.9 million decrease, respectively, in stock-based compensation.

The decreases noted above were partially offset by:

•	a $0.7 million and a $1.5 million increase, respectively, in salaries and benefits expenses;

•	a $0.4 million increase in subscription service expenses in the nine-month period; and

•	a $0.2 million increase in miscellaneous expenses in the the nine-month period.

Restructuring

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Restructuring	$(84)	$—	$(84)	NM
Percentage of total revenues	(0.2)%	—%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Restructuring	$4,029	$—	$4,029	NM
Percentage of total revenues	2.6%	—%

Restructuring expenses in the three and nine-month periods ended September 30, 2016 were related to our 2016 Realignment Plan, which was enacted during the second quarter of 2016, and primarily consists of severance and severance related benefits.

Other Income, net

	Three Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Other income, net	$83	$44	$39	88.6%
Percentage of total revenues	0.2%	0.1%

	Nine Months Ended September 30,		Dollar Change	% Change
(Dollars in thousands)	2016	2015
Other income, net	$497	$1,079	$(582)	(53.9)%
Percentage of total revenues	0.3%	0.7%

The slight increase in other income, net in the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily due to a $0.1 million increase in interest income, partially offset by an increase in unrealized foreign currency loss.

The decrease in other income, net in the nine-month period ended September 30, 2016 compared to the same period of 2015 was primarily due to a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act recognized in the nine-month period ended September 30, 2015 that did not recur in 2016, partially offset by a $0.3 million increase in other income and a $0.2 million increase in interest income.

Provision For Income Taxes

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015
Provision for income taxes	$225	$113
Percentage of loss before income taxes	43.3%	1.3%

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Provision for income taxes	$1,007	$330
Percentage of loss before income taxes	7.3%	1.3%

In the first nine months of both 2016 and 2015, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Liquidity and Capital Resources

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Cash flows provided by (used in) operating activities	$(5,526)	$4,534
Cash provided by (used in) investing activities	4,914	(7,224)
Cash used in financing activities	(2,210)	(409)
Decrease in cash and cash equivalents	$(2,822)	$(3,099)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering, which closed on December 16, 2011.

Our principal source of liquidity at September 30, 2016 consisted of $7.1 million of cash and cash equivalents, $94.4 million of short-term marketable securities and $1.0 million of non-current marketable securities. As of September 30, 2016, $4.0 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from September 30, 2016.

Free cash flow, which we define as cash flows provided by operating activities less principal payments on capital leases and purchases of property and equipment, was negative $7.6 million in the first nine months of 2016. This is primarily due to increased severance and severance related costs as a result of the 2016 Realignment Plan, which we enacted in the second quarter of 2016.

(Dollars in thousands)	Nine Months Ended September 30, 2016
Cash flows used in operating activities	$(5,526)
Payments for purchase of property and equipment	(2,042)
Principal payments for capital leases	(80)
Free cash flow	$(7,648)

Cash Flows from Operating Activities
Cash flows used in operating activities were $5.5 million during the first nine months of 2016 compared to cash flows provided by operating activities of $4.5 million in the first nine months of 2015. Changes to our operating cash flows are historically impacted by changes in our billings and our timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs. In the future, we may enter into material contracts requiring prepayments that may contribute to an increase in our cash flows used in operating activities.

The $5.5 million of cash used in operating activities in the first nine months of 2016 resulted from our net loss of $14.9 million and a $25.8 million decrease in deferred revenue, partially offset by net non-cash charges of $21.5 million. Net cash flows from operating activities during the nine months ended September 30, 2016 decreased $10.1 million over the same period a year ago primarily due to a reduction in bookings from the prior year, partially offset by a decrease in net loss. Additionally, the timing of payments against accounts payable contributed to the decrease.

Cash Flows from Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers and leased facilities. The $4.9 million of cash provided by investing activities in the first nine months of 2016 included $7.0 million provided by maturities and sales of marketable securities, net of purchases, partially offset by $2.0 million used for purchases of property and equipment.

Cash Flows from Financing Activities
Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and other equity awards. Cash used in financing activities of $2.2 million in the first nine months of 2016 resulted from $1.8 million in principal payments on our term debt and $0.6 million in taxes paid related to the net settlement of equity awards, partially offset by $0.3 million of proceeds related to the exercise of stock options.

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

Repayment on our term loan began July 1, 2012, and is payable in quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At September 30, 2016, we had $0.6 million of outstanding letters of credit and no revolving loans outstanding, $1.8 million of term loans outstanding at an interest rate of 2.83% and we were in compliance with all financial and restrictive covenants.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred losses in each of the last seven years and in the first nine months of 2016, including a net loss of $14.9 million in the first nine months of 2016, $34.9 million in 2015 and $56.2 million in 2014. At September 30, 2016, we had an accumulated deficit of $333.4 million. As we continue to invest in infrastructure, development of our solutions and international operations and changes to our sales and marketing efforts, our operating expenses may continue to increase. Further, the changes to our sales and marketing efforts to align more closely with our go-to-market strategies, and increase our focus on the large and mid-sized enterprise segments of our markets may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking additional cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Additionally, the cost savings initiatives we have implemented in connection with the 2016 Realignment Plan, and any cost savings initiatives we implement in the future, may not achieve their intended results and could materially and adversely affect our business, billings, revenue, renewal rates and operating results.

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

The market for enterprise collaboration software is highly competitive and rapidly evolving with new competitors entering the market. We expect the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. We currently compete with large well-established multi-solution enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition for internal communities currently comes from large well-established enterprise software vendors such as Microsoft Corporation, IBM Corporation and salesforce.com, inc., each of which is significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and is able to provide comprehensive business solutions that are broader in scope than the solutions we offer. These well-established vendors may have preexisting relationships with our existing and potential customers and to the extent our solutions are not viewed as being superior in features, function and integration or priced competitively to existing solutions, we might have difficulty displacing them. We also compete with stand-alone enterprise software applications that have begun adding social features to their existing offerings. Some of these companies have large installed bases of active customers that may prefer to implement enterprise collaboration software solutions that are provided by an existing provider of customer management software, and these companies may be able to offer discounts and other pricing incentives that make their solutions more attractive. For our external community business, we also compete with standalone privately-held software providers, whose primary products are focused on providing external communities to their customers. For our team-based real time messaging business, we compete with many smaller startup software providers, whose primary products are focused on providing real time messaging products to their customers. In addition, large social and professional networking providers with greater name recognition, financial resources and other resources may add enterprise collaboration applications to their existing applications. Facebook recently launched Workplace by Facebook to provide an enterprise version of its social network service. Additionally in June 2016, Microsoft Corporation announced its plan to acquire LinkedIn, Inc., in an effort to combine Microsoft's existing products and services with LinkedIn's professional networking capabilities. In addition, our competitors have in the past, and may in the future, enter into strategic alliances with each other, resulting in increased competition. To the extent that our competitors are successful in combining these social networking capabilities with their existing products and to the extent social and professional networking providers are able to adapt their solutions to the enterprise collaboration market, we could experience increased competition, which could adversely affect our billings, renewal rates, revenues and margins.

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

In May 2016, we implemented our 2016 Realignment Plan, which is designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, as well as align our operations with evolving business needs and improve efficiencies. However, there may be adverse consequences related to such actions which include various charges for severance and severance-related costs and the loss of propriety information and in-house knowledge in connection with the planned reduction in our workforce.

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

We have recently made changes to our sales leadership and, in connection with the 2016 Realignment Plan, intend to increase our focus on large and mid-sized enterprise customers, reduce the size of our inside sales organization, place greater emphasis on selling our cloud-based solutions, continue to migrate customers to the cloud and rebalanced our investments to align with our more focused go-to market strategies. There is no guarantee that these changes will increase our revenue and it could adversely affect billings, renewal rates and revenues and our business and operating results could be negatively impacted.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Many of our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. In recent quarters, our renewal rates, excluding upsell, have generally been in the mid-80 percent range for transactions over $50,000, and we expect them to continue to fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

Our success depends largely upon the continued services of our executive officers, which includes key leadership in the areas of research and development, marketing, sales, product, services and the general and administrative functions. Any loss of the services of our senior management or our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results. Our productivity and the quality of our products may be adversely affected if we do not integrate and train our new employees quickly and effectively. In May 2016, we implemented our 2016 Realignment Plan, which included a reduction in our workforce that resulted in the termination of approximately 14% of personnel across our global operations. Although our key personnel were not directly affected by the reduction in workforce, the terminations of others may have had a negative impact on morale and our ability to retain current personnel, as well as attract and hire new qualified personnel in the future.

In the last twelve months, we have announced the departure of five of our board members, including those who were not nominated for re-election. In addition, we have experienced changes in our management team over the past two years and, therefore, our current management team has only been working together for a short period of time. Furthermore, from time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives which could disrupt our business. In the future, there may be additional changes to our board of directors or management team which could divert management’s attention and disrupt our business.

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

Our future success will depend, in part, on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry in general, and in the San Francisco Bay Area specifically, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Additionally, the workforce reduction implemented in connection with the 2016 Realignment Plan may adversely affect our ability to attract and retain such highly skilled employees. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock does not increase or declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for options or reducing the size of equity awards granted per employee. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region, South America and Europe. Sales outside of the United States represented approximately 27%, 27% and 24% of our total revenues in the nine months ended September 30, 2016 and the fiscal years ended December 31, 2015 and 2014, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

The timing of our sales is difficult to predict. Our sales efforts involve educating our customers, frequently at an executive level, about the use, potential return on investment, technical capabilities, security and other benefits of our products. Customers often undertake a prolonged product-evaluation process which frequently involves not only our solutions but also those of our competitors. As we continue to increase the focus of our sales efforts on large and mid-sized enterprise customers in connection with the 2016 Realignment Plan, we will face greater costs, longer sales cycles and less predictability in completing some of our sales. In this market segment, the customer’s decision to subscribe to our platform may be an enterprise-wide decision and, if so, may require us to provide even greater levels of education regarding the use and benefits of our products and obtain support from multiple departments within larger enterprises, as well as obtain support from the IT departments. In addition, prospective enterprise customers may require customized features and functions unique to their business process and may require acceptance testing related to those unique features. As a result of these factors, these sales opportunities may require us to devote greater sales support, operational support, technical support and professional services resources to individual customers, increasing costs and time required to complete sales and diverting our own sales and professional services resources to a smaller number of larger transactions, while potentially requiring us to delay revenue recognition on some of these transactions until the acceptance requirements have been met.

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

We rely on third-party service providers to host some of our solutions and services and any interruptions or delays in services from such third parties could impair the delivery of our products and harm our business.

We currently outsource some of our hosting services to third-party hosting providers. In addition, we may outsource a larger portion of our hosting services and core offerings in the future. We do not control the operation of third party providers’ facilities and therefore must rely on such providers to ensure that our technology and customer data is adequately protected.  The third party providers’ facilities may be vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, a decision by the provider to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service which would materially impact our customers’ use of our offerings and may result in financial penalties.

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

In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed significantly and we could lose current or potential customers. For example, in August 2016, we became aware that usernames and passwords for our Producteev tool were held in a file outside our normal encryption procedures and we believe that this file may have potentially been accessed by an unauthorized third party. The Producteev tool is a standalone tool not utilizing the Jive core platform. Although we are unable to confirm whether or not any username and/or password data was in fact accessed, we notified all Producteev customers of this potential breach, which to date has not led to a material loss of revenue but may have had an effect on market perception of our security measures.

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

In addition, with regard to transfers of personal data, from our employees and European customers to the United States, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce and the EU and Switzerland, which, established a means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States. The U.S.-EU Safe Harbor Framework was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we have engaged in measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield. Although the EU-U.S. Privacy Shield was granted an adequacy decision by the EU College of Commissioners on July 12, 2016, and became available to U.S. companies on August 1, 2016, it still may be challenged by courts or data protection authorities. It is unclear whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.

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

We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Because global laws, regulations and industry standards concerning privacy, data protection and information security have continued to develop and evolve rapidly, it is possible that our products may not be, or may not have been, compliant with each such applicable law, regulation, and industry standard.

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

We have experienced growth in the past. For example, we have grown from 527 employees at December 31, 2012 to 590 at September 30, 2016 and we have acquired six companies since January 2011. This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. While we reduced the size of our workforce in connection with the 2016 Realignment Plan, we intend to continue to pursue growth opportunities. As such, our success in the future will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

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

Additionally, large enterprises may request or require customized features and functions unique to their particular business processes. If prospective large customers require customized features or functions that we do not offer, then the market for our platform will be more limited and our business could suffer, particularly given our increased focus on the large and mid-sized enterprise segments of our markets. If a large enterprise contract requires customized features and functions, we cannot recognize any revenue related to the contract until the customized features and functions have been delivered to the customer. In addition, supporting large enterprise customers could require us to devote significant development services and support personnel and strain our personnel resources and infrastructure. If we are unable to address the needs of these customers in a timely fashion or further develop and enhance our platform, these customers may not renew their subscriptions, seek to terminate their relationship, renew on less favorable terms or fail to purchase additional features. If any of these were to occur, our revenues and billings may decline and we may not realize significantly improved operating results.

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

In connection with the 2016 Realignment Plan, we are in the process of optimizing our sales and marketing infrastructure in order to align our operations with evolving business needs and improve efficiencies. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take nine to 12 months or longer before our new sales representatives are fully trained and productive. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to increase our billings and revenues or grow our business.

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

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.

The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (FASB), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Further, the accounting rules and regulations are continually changing in ways that could materially impact our financial statements. For example, in May 2014, the FASB issued new accounting guidance regarding revenue from contracts with customers, which supersedes the current revenue recognition requirements which was to become effective for us the first quarter of 2017 using one of two adoption methods. However, in August 2015, the FASB issued additional guidance, which defers the effective date of the new revenue standard for us until the first quarter of 2018 and permits early adoption as early as the first quarter of 2017. We have not yet selected a transition method or timing of adoption, and continue to evaluate the impact that this guidance will have on our financial condition and operating results. Regardless of the transition method, the application of this new guidance may result in a change in the timing and pattern of revenue recognition including the retrospective recognition of revenue in historical periods that may negatively affect our future revenue trend, which, despite no change in associated cash flows, could have a material adverse effect on our net income. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of license revenue and other revenue sources, our operating results could be significantly affected.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of the Nasdaq Global Market on which our common stock trades and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly now that we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results and maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

(1)	Incorporated by reference to Exhibit 3.2 to Form S-1 file number 333-176483 as declared effective by the Securitiesand Exchange Commission on December 12, 2011.

(2)	Incorporated by reference to Exhibit 3.4 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated:	November 2, 2016	/s/ ELISA STEELE
Elisa Steele
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc
EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)