Form 10-K
period 2016-12-31
Jive Software, Inc.
filed 2017-02-28
CIK 1462633

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________

FORM 10-K
________________________

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of shares of common stock held by non-affiliates of the registrant was $159.9 million computed by reference to the last sales price as reported by the NASDAQ Global Select Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2016). Shares of common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 23, 2017 was 79,173,489 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Stockholders’ Meeting are incorporated by reference into Part III of the Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2016.

1

JIVE SOFTWARE, INC.
2016 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.    BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “target,” “contemplate,” “predict,” “potential,” “ensure,” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, mix of revenue streams, and ability to maintain future profitability;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	the effects of increased competition in our market;

•	the impact and effectiveness of the 2016 Realignment Plan;

•	the execution of our new business initiatives and changes in go-to-market strategies, product roadmap and development;

•	our ability to sell our products, successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to grow our external community business;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under "Risk Factors" in this Annual Report on Form 10-K.

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

Overview

We incorporated in Delaware in February 2001, and our mission is to empower people and organizations to connect, communicate and collaborate in order to improve the way work gets done. We believe that our products drive top line revenue growth and cost savings by unleashing creativity, driving innovation and improving productivity through increased involvement and collaboration within the enterprise, and through engagement with employees, customers and partners.

We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our traditional enterprise software product offerings, based on the Jive platform (the "Jive Platform"), are provided to customers as cloud-based, hosted or on-premise solutions. Our products are primarily offered on a subscription basis and can be used for internal or external communities. We generate revenues from product subscription license fees as well as from professional service fees for strategic consulting, configuration, implementation and training.

Our software has been recognized as a leading platform by industry analysts. In 2016, Jive was ranked as a leader in The Forrester Wave: Enterprise Collaboration, Q4 2016 report, which analyzed the state of the market for collaboration software and evaluated nine of the most significant vendors.

We sell our products primarily through a direct sales force, both domestically and internationally. As of December 31, 2016, we had 981 customers.

2016 Highlights and Recent Developments

In February 2016, Jive delivered an updated release of its “interactive intranet” employee community product and its external community products, including a redesign of our product portfolio and new optimized processes to engage employees, customers and partners.

Also, in February 2016, we introduced Jive WorkHub offerings representing packaged solutions focused on distinct verticals and lines of business including, the healthcare vertical, employee engagement and customer engagement. These out-of-the-box packages were developed to provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

In May 2016, the Company introduced the 2016 Realignment Plan intended to create a path to profitability for the Company and to re-balance staffing levels to better align them with the evolving needs of our business.

In October 2016, Jive entered into a lease with Water Tower Fee Owner, LLC for approximately 12,500 square feet of office space in Campbell, California with occupancy beginning in March 2017. In October, the Company separately entered into an amendment to its office lease with TTC Partners, LLC for the Company’s existing corporate headquarters in Palo Alto, California that provides for an early termination of such lease in March 2017.

In November 2016, Jive made the strategic decision to transition its cloud infrastructure to Amazon Web Services. The transition of our cloud infrastructure is intended to be completed by the end of 2017 and is anticipated to drive greater customer value by accelerating delivery of new cloud functionality.

In December 2016, Jive received sponsorship from an existing customer for the Federal Risk and Authorization Program, or FedRAMP, “in process” certification program.

Jive Platform Offerings

As we have described above, we deliver products that allow companies to connect, communicate and collaborate more effectively with employees, customers and partners. Our products provide the innovation, creativity and ease of use found in consumer applications combined with the security, flexibility and scalability necessary for enterprise deployment. The Jive Platform product offerings are delivered in two key configurations, Jive Internal (Jive-n) for employee networks, and Jive External (Jive-x) as a platform for customer and partner communities. These products can be expanded by adding optional modules, as well as connectors and integrations into existing enterprise systems and applications. Our Jive Platform products can also be extended to integrate cloud and customer-built applications through published application programming interfaces (“APIs”) and software development kits ("SDKs").

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

•
Retain Corporate Memory. Our products assist our customers in preventing loss of institutional knowledge by allowing customers to retain and search critical communications and content developed over time. Our collaboration solutions can serve as a valuable repository for customer corporate memory.

•
Enhance revenue opportunities. Our products help our customers to create and manage external communities, which can promote engagement, increase brand awareness, attract new customers, inspire new product ideas and deliver referrals to sales teams. Internal communities can also make our customers’ sales representatives more efficient by quickly connecting them with relevant information and expertise within the enterprise.

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

•
Increase customer retention. We enable enterprises to strengthen connections to their customers by establishing communities to support and enable their end-users to interact with each other. This support and interaction allows our customers to more quickly and effectively process end-user queries and feedback.

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

•
Content and collaboration. Our platform includes wikis, document sharing, an easy-to-use rich text editor and full-fidelity rendering of Microsoft Office and Adobe documents with inline commenting, allowing users to collaborate in real-time. Our platform enhances collaboration by allowing users to control access to content at the individual, group or document level.

•
Engaging social features. Our platform provides a streamlined and intuitive user interface and enables commenting, sharing Web bookmarks, “liking,” reviews and rating capabilities designed to capture the attention of a user and drive interaction and adoption.

•
Social networking capability. Our platform enables rich social profiles, visual enterprise directories, connections and expertise identification. Users can easily find, follow and access both people and data through structured spaces, including public and private social groups and projects. This provides users with continuous access to relevant and critical information. Our platform also integrates with social media companies, such as Twitter and Facebook, providing users with more sharing capabilities.

•
Reputation and recognition. Our platform provides a variety of mechanisms for users to be recognized for their contributions to the community and to proactively build their reputations, including community status leaderboards, user achievement badges, user rewards, and trending people and content.

•
Search. Our platform includes advanced search capabilities to locate relevant people, content and groups using information captured in the enterprise work graph, such as users’ unique skills or profile information.

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

•
Connections and integrations with enterprise systems. Our platform can integrate with numerous enterprise systems, such as email and productivity applications, cloud office applications, storage applications, support and ticketing tools, as customer relationship management, enterprise resource planning, software configuration management or product lifecycle management systems, via our APIs and SDKs.

•
Readily deployable and configurable. Our platform was developed to facilitate easy deployment with familiar interfaces. We offer our customers the ability to configure our solutions to deliver the specific functionality and user experience they want for their end-users along with the ability to modify the look and feel of our solutions to conform to their branding or other requirements.

Recommendations

The Jive recommendation engine is an innovative user interface that makes it easy to track, consume, manage and filter critical business information, communications and actions. A key component is a highly tuned enterprise activity stream that enables users to rapidly access, discover and interact with conversations, content and decisions. Our noise filtering capability addresses the challenges of information overload, helping users focus on mission critical and timely information. Additionally, the recommendation engine draws on real-time intelligence derived from the enterprise work graph to predict and recommend content, people and groups to users, based upon employee roles, positions and previous communications.

Integration and Extension

The Jive Platform is a communication and collaboration hub, bringing together information and conversations from many different systems. In addition to the many integrations included with the Jive Platform, Jive provides extensive capabilities for integrating our platform with other systems. Jive provides rich developer APIs and tools that enable bi-directional exchange of content, conversation, streams and data between Jive and other systems. Many third-party developers have created commercial integrations that are available in the Jive Add-ons directory. Further, the APIs and developer tools are available for in-house IT teams to integrate and extend our platform based on company-specific requirements.

Jive Anywhere

Jive Anywhere enables users to import any content from a web browser into the Jive Platform. This feature automatically connects conversation, content and context within a user’s Jive network with any website or web application. Jive Anywhere helps users avoid complicated point-to-point integrations between their collaborative platform and other enterprise systems and websites by making it easy to discuss and share content with one click.

Product Modules and Advanced Features

Jive offers additional functionality in modules and advanced features built to integrate with the Jive Platform products.

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

•
Microsoft Office. Users can collaborate on Microsoft Office documents, including simultaneously co-authoring across different Microsoft Office versions, publishing content directly to our platform and participating in document discussions directly within Microsoft Word, PowerPoint or Excel.

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

•	Enterprise IM. Enterprise instant messaging systems can be integrated into our platform.

•	Jabber and Webex. Through Jive’s partnership with Cisco, users can obtain product integrations between Jive and Cisco’s Jabber and WebEx communication products.

Gamification. We include game mechanics as a standard feature. Our Gamification Modules expand on these core features to deliver a more personalized experience. Gamification makes it easier to create custom missions and competitions to kickstart user participation and drive user behavior, such as encouraging sales reps to complete training or customer service agents to answer customer questions in a timely fashion.

Analytics. Jive Analytics provides detailed, easy-to-read metrics and reports for community managers, business leaders and individual users.

External Groups. Users can collaborate with their entire extended team, including those outside the firewall. Security and permissions controls let users specify who sees what, without exposing confidential information to people outside the company or outside the relationship.

Encryption at Rest. Jive Encryption at Rest provides a hardware-based security solution that’s non-disruptive, comprehensive and easy to use. The single-source solution increases overall compliance with industry and government regulations without compromising storage efficiency.

Enhanced Disaster Recovery. In the event of an extended interruption in hosting services, Jive makes every reasonable effort to restore customers’ instances as soon as possible. For customers with more stringent compliance requirements or for whom Jive is simply mission critical, we offer Enhanced Disaster Recovery services that include documented plans, recovery point and time objectives, as well as specific service level agreements (SLAs) if needed.

Ideation. Our Ideation module involves employees, customers and partners in the process of capturing, refining and prioritizing innovative ideas. Once an idea is submitted, users can vote it up or down, and discuss ways to improve the idea. Those managing the ideation process can categorize ideas to keep participants informed of progress.

Jive Resonata. For our Jive-x Platform, Jive Resonata analyzes the activity in a Jive-x customer community and reveals the sentiments, behaviors and motivations that drive participation and satisfaction. It identifies a community’s champions and detractors, tracks trends and spots emerging problems.

Mobile. For our Jive-n Platform, Jive offers its mobile Jive Daily service allowing customers’ employees to stay connected and engaged with the ability to access their interactive intranet on-the-go from their mobile device.

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

We offer training services to our customers and partners. We offer training either in-person or over the web and online educational classes. We also provide a variety of training videos and quick start guides that are available online. Our education offerings are targeted at training partners, users, community managers and system administrators.

Our global customer support organization provides both proactive and customer-initiated support. Assistance is available by email, telephone and through our online Jive community, called JiveWorks, built on our social business platform. Customers can track the status and relevant information relating to their queries in real-time and have access to a wide range of information sharing utilities that facilitate access to both internal and external community feedback.

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

In our cloud, hosted and on-premise offerings, our customers can customize our platform to meet their enterprise requirements for branding and security, through customer-specific domain names, SSL encryption and other mechanisms.

We host our cloud and hosted communities for hundreds of our customers and millions of end-users. We work with large data center vendors to provide the international foundation of our social business platform. Our enterprise-class hardware platforms provide high levels of performance, flexibility and security. We currently utilize multiple data center facilities located in North America and Europe. Each facility utilizes multiple network providers, as well as services to help ensure security, reliability, redundancy and performance. We maintain and operate additional facilities in geographically diverse locations for offsite backup storage and disaster recovery.

We recently made the decision to transition our cloud offering infrastructure to Amazon Web Services (AWS) and expect to substantially complete the transition of our cloud customers to AWS by the end of 2017. Data for customers with cloud offerings will be hosted either in AWS data centers in United States or in Europe.

Our architecture and security teams are based in our Palo Alto, California office, which will be moving to our new Campbell, California facility in the first quarter of 2017, and in Portland, Oregon, with our network operations center and deployment teams based in Portland, Oregon and the United Kingdom.

Sales and Marketing

We sell our platform primarily through our global direct sales organization. Our direct sales team is comprised of inside sales and field sales personnel who are organized by prospect company size and geographic regions, including the North America, Europe and Asia Pacific. We also work with channel partners, including resellers, implementation partners, leading global outsourcing vendors and system integrators domestically and internationally. As of December 31, 2016, we had 156 employees in sales and marketing and we had more than 60 Jive Alliance Partners, which create referrals and resell our platform worldwide.

We generate customer leads, accelerate sales opportunities and build brand awareness through our marketing programs. Our marketing programs target company executives both inside and outside of information technology organizations, senior business leaders and other technology professionals. Our principal marketing programs include:

•	use of our website to provide product and company information, as well as learning opportunities for potential customers;

•	regional field marketing events for customers and prospects;

•	in house and contracted sales development teams who prospect for new leads and respond to incoming leads to convert them into new sales opportunities;

•	participation in, and sponsorship of, user conferences, trade shows and industry events;

•	customer programs, including user meetings and our online customer community;

•	online marketing activities, including direct email, online web advertising, blogs and webinars;

•	public relations and social networking initiatives;

•	cooperative marketing efforts with partners, including joint press announcements, joint trade show activities, channel marketing campaigns and joint seminars; and

•	sponsorships and participation in marketing programs in the broader Jive ecosystem.

In addition, we host a periodic user conference, called JiveWorld, where current and potential customers participate in a variety of programs designed to help drive business results through the use of our platform. This conference features a variety of prominent keynote and customer speakers, panelists and presentations focused on businesses of all sizes, across a wide range of industries and lines of business. Attendees also gain insight into our recent product releases and enhancements and participate in interactive sessions that give them the opportunity to express opinions on new features and functionality.

Customers

We generally sell our platform and related services through our global sales organization directly to businesses, government agencies and other enterprises. As of December 31, 2016, we had 981 Jive Platform customers in diverse industries, including consulting services, education, financial services, healthcare, life sciences, manufacturing, retail, telecommunications and technology. No individual customer represented more than 10% of our total revenues in 2016, 2015 or 2014.

The following table sets forth a representative list of a selection of our largest customers by industry category:

Financial Services	Healthcare	Retail
The Bank of New York Mellon	Aetna	Adeo Services
Credit Suisse	Humana	GAP
Fidelity	Spectrum Health	lululemon athletica
Liberty Mutual	Swedish Partners Medical Group	NBC Universal Media
Societe Generale	United Health Group	Starwood Hotels and Resorts

Technology	Telecommunications
Adobe	Alcatel-Lucent
Cisco	Motorola Solutions
EMC Corporation	Sprint
Hitachi Data Systems	T-Mobile
McAfee	Verizon

Research and Development

We base a meaningful amount of our product development on the needs of our customers. We work closely with our user community to continually improve and enhance our platform through organic development and the acquisition of new products and features. We emphasize collaboration with customers throughout all areas of our organization in the development process. Our online Jive community, known as JiveWorks, is a collaborative workspace for customers to suggest and comment on new features and functionality. This input is utilized in many of our development plans and provides valuable customer insight that we use to establish the priorities of our engineering team. We also incorporate feedback from our employees, all of whom use our products and test alpha versions before each major release.

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

As of December 31, 2016, we had 173 employees in research and development.

Competition

The overall market for social business platform solutions is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft, IBM and salesforce.com, inc., enterprise software application providers which are adding social features to their existing applications and platforms, such as Facebook, and smaller specialized software vendors. Facebook recently launched Workplace by Facebook to provide an enterprise version of its social network service. Additionally, in December 2016, Microsoft Corporation acquired LinkedIn, Inc., in an effort to combine Microsoft's existing products and services with LinkedIn's professional networking capabilities. In January 2017, Slack introduced Slack Enterprise Grid, a new version of its collaboration application designed specifically for large-scale enterprises. Our primary competition for internal communities currently comes from established enterprise software companies that have greater name recognition, larger customer bases, much longer operating histories and significantly greater financial, technical, sales, marketing and other resources than we have and are able to provide comprehensive business solutions that are broader in scope than the solution we offer. Additionally, we compete with smaller companies who may be able to adapt better to changing conditions in the market.

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

Intellectual Property

We protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees, contractors and consultants, and confidentiality agreements with third parties. We also rely on a combination of trade secret, copyright, trademark, trade dress and domain name reservations to protect our intellectual property. We have continued to seek patent protections for our technology and processes. We pursue the registration of our domain names and trademarks and service marks in the United States and in certain locations outside the United States. As of December 31, 2016, we had nine patent applications pending and 10 patents registered.

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

Employees

As of December 31, 2016, we had 595 regular full-time employees, including 44 in hosting, 73 in support, 56 in professional services, 173 in research and development, 156 in sales and marketing and 93 in general and administrative roles. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and we consider our relations with our employees to be good.

Segments

We sell a single platform, have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we operate in a single reporting segment, software sales and services.

Geographic Information

See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K.

Seasonality

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for information regarding seasonality.

Backlog

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Key Metrics” for information regarding our backlog.

Available Information

We file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). We also make available, free of charge on our website at www.jivesoftware.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room located at 100 F Street, NE, Washington D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of Public Reference Rooms. The SEC also maintains an Internet website at http://www.sec.gov/ where you can obtain most of our SEC filings. You can also obtain paper copies of these reports, without charge, by contacting Investor Relations at (669) 282-4000.

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties including those described below. You should carefully consider the following risk factors, together with all of the other information in this Annual Report on Form 10-K, including the Consolidated Financial Statements and the related notes included elsewhere herein, before deciding whether to invest in shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may become important factors that affect us. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially adversely affected. In that case, the market price of our common stock could decline.

Risks Related to our Business and Industry

We have a history of cumulative losses and we do not expect to have sustained profitability for the foreseeable future.

We have incurred losses in each of the last eight years, including a net loss of $14.0 million in 2016, $34.9 million in 2015 and $56.2 million in 2014. At December 31, 2016, we had an accumulated deficit of $332.5 million. As we continue to invest in development of our solutions and international operations and changes to our sales and marketing efforts, our operating expenses may continue to increase. Further, the changes to our sales and marketing efforts are designed to align more closely with our go-to-market strategies, and increase our focus on the large and mid-sized enterprise segments. The alignment to these markets may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking additional cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Additionally, the cost savings initiatives we have implemented in connection with the 2016 Realignment Plan, and any cost savings initiatives we implement in the future, may not achieve their intended results and could materially and adversely affect our business, billings, revenue, renewal rates and operating results.

Although we have experienced revenue growth in prior periods, our revenue growth has slowed and you should not consider any previous revenue growth or growth rates as indicative of our future performance. While we recently achieved GAAP profitability in the fourth quarter of 2016, we cannot assure you that we will achieve sustained profitability on a GAAP basis in the future.

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

•	changes in the composition of current period billings;

•	changes in the mix of the average term length and payment terms;

•	changes in the mix of our revenue derived from internal and external communities;

•	the number of orders in any given quarter;

•	the amount and timing of operating costs and capital expenditures related to the operations and expansion of our business;

•	the continued impact and effectiveness of the 2016 Realignment Plan

•	changes in our pricing policies, whether initiated by us or as a response to competitive or other factors;

•	the cost and timing associated with, and management effort for, the introduction of new products and product features;

•	the rate of expansion and productivity of our sales force;

•	the length of the sales cycle for our products;

•	changes in our go-to-market strategy;

•	the success of our channel partners and strategic partners in reselling our products;

•	the success of our international expansion strategy;

•	new solution introductions by our competitors;

•	our success in selling our platform to large enterprises;

•	our success in selling into the IT department of our customers;

•
general economic conditions that may adversely affect either our customers’ ability or willingness to purchase additional subscriptions or a larger deployment, or hinder or delay a prospective customer’s purchasing decision, or reduce the value of new subscriptions, or affect renewal rates or the timing of renewals;

•	timing of additional investments in the development of our platform or deployment of our services;

•	disruptions in our hosting services or our inability to meet service level agreements and any resulting refunds to customers;

•	security breaches and potential financial penalties to customers and government entities;

•	concerns over U.S. government activities, including government-sponsored electronic surveillance and initiatives relating to government access over non-U.S. citizens' data;

•	costs relating to our cloud infrastructure migration and continuing costs relating to managing our existing hosting facilities;

•	regulatory compliance costs;

•	potential delay in revenue recognition for product acceptance rights;

•	the timing of customer payments and payment defaults by customers;

•	the impact on services margins as a result of the use of third-party contractors to fulfill demand;

•	the impact on services margins as a result of periods of less than full utilization of our full-time services employees;

•	costs associated with acquisitions of companies and technologies;

•	potential goodwill, other long-lived asset or capitalized software development cost impairment;

•	the impact of capitalized research and development costs on current and future periods;

•	extraordinary expenses such as litigation or other dispute-related settlement payments;

•	adjustments arising from future foreign, federal, state and local sales and income tax examinations;

•	the impact of new accounting pronouncements; and

•	the timing and size of stock awards to employees.

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

Furthermore, we may fail to meet or exceed the expectations of securities analysts and investors, and the market price for our common stock could decline. If one or more securities analysts adversely change their recommendation regarding our stock, the market price for our common stock could decline. Additionally, our stock price may be based on expectations, estimates or forecasts of our future performance that may be unrealistic or may not be achieved. Further, our stock price may be affected by financial media, including press reports and blogs.

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

The overall market for social business platform solutions is rapidly evolving, highly competitive, and subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, such as Microsoft, IBM and salesforce.com,inc., enterprise software application providers which are adding social features to their existing applications and platforms, such as Facebook, and smaller specialized software vendors. Facebook recently launched Workplace by Facebook to provide an enterprise version of its social network service. Additionally, in December 2016, Microsoft Corporation acquired LinkedIn, Inc., in an effort to combine Microsoft's existing products and services with LinkedIn's professional networking capabilities.  In January 2017, Slack introduced Slack Enterprise Grid, a new version of its collaboration application designed specifically for large-scale enterprises.

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

Actions that we have taken to restructure our business in 2016 to better align with our business model transition strategy may ultimately not be as effective as anticipated.

In May 2016, we implemented our 2016 Realignment Plan, which was designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, as well as align our operations with evolving business needs and improve efficiencies. While we have made some progress toward our goals since the initiation of the 2016 Realignment Plan, the restructuring activities may not produce the full efficiency and cost reduction benefits anticipated. Further, the benefits may be realized later than expected and the actual cost of implementing these measures may be greater than anticipated. If these measures are not successful, we may need to undertake additional cost reduction efforts, which could result in future charges.

We have made changes to the structure, scale and makeup of the sales organization and their focus which may harm our future operating results.

In connection with the 2016 Realignment Plan, we increased our sales focus on large and mid-sized enterprise customers, reduced the size of our inside sales organization, placed greater emphasis on selling our cloud-based solutions, and continued to migrate customers to the cloud and rebalance our investments to align with our more focused go-to market strategies. There is no guarantee that the changes will increase our revenue over time and, instead, could ultimately adversely affect billings, renewal rates and revenues and our business and operating results could be negatively impacted.

We cannot accurately predict new subscription, subscription renewal or upsell rates and the impact these rates may have on our future revenues and operating results.

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. For 2016, our renewal rates, excluding upsell, were below 90% for transactions over $50,000, and we expect them to continue to fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

In the last year, we announced the departure of three of our board members, including those who were not nominated for re-election, and the addition of three new board members. In addition, some of the members of our current management team have only been working together for a short period of time. Furthermore, from time to time, there may be additional changes in our executive management team resulting from the hiring or departure of executives. In the future, there may be additional changes to our board of directors or management team which could divert management’s attention and disrupt our business.

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

Our future success will depend on our continued ability to identify, hire, develop, motivate and retain talent. In the software industry in general, and in the San Francisco Bay and Portland metropolitan areas specifically, there is substantial and continuous competition for software engineers with high levels of experience in designing, developing and managing software, as well as competition for sales executives and operations personnel. We may not be successful in attracting and retaining qualified personnel. We have, from time to time, experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the value of our stock does not increase or declines, it may adversely affect our ability to retain highly skilled employees. In addition, since we expense all stock-based compensation, we may periodically change our stock compensation practices, which may include reducing the number of employees eligible for equity or reducing the size of equity awards granted per employee. If the anticipated value of such stock-based incentive awards does not materialize, if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, or if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

Because our long-term success depends, in part, on our ability to expand our sales to customers outside the United States, our business will be susceptible to risks associated with international operations.

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region and Europe. Sales outside of the United States represented approximately 27%, 27% and 24% of our total revenues in the fiscal years ended December 31, 2016, 2015 and 2014, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

•
international customers’ potential reluctance to do business with U.S. companies as a result of concerns around alleged data monitoring activities by the United States National Security Administration (the “NSA”);

•	regional data privacy laws that apply to the processing of personal information, particularly those focused on the transmission of our customers’ data across international borders;

•	ability to provide local hosting, consulting and support services;

•	different pricing environments, including invoicing and collecting in foreign currencies and associated foreign currency exposure;

•	difficulties in staffing and managing foreign operations and the increased travel, infrastructure, accounting, tax and legal compliance costs associated with international operations;

•	different or lesser protection of our intellectual property rights;

•	difficulties in enforcing contracts and collecting accounts receivable, longer payment cycles and other collection difficulties;

•	regional economic and political conditions;

•	disruption as a result of the obligation of certain of our personnel in Israel to perform military service; and

•	security concerns, such as civil or military unrest and terrorist activities.

Additionally, our international customers currently pay us in U.S. dollars and, as a result, fluctuations in the value of the U.S. dollar and foreign currencies may make our platform more expensive for international customers, which could harm our business. In the future, an increasing number of our customers may pay us in foreign currencies. Any fluctuation in the exchange rate of these foreign currencies or pressure on the creditworthiness of sovereign nations, particularly in Europe, may negatively impact our business. If we are unable to successfully manage the challenges of international operations and expansion, our growth could be limited, and our business and operating results could be adversely affected.

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

We currently host customer communities through internally managed hosting facilities. These facilities are vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, or other unanticipated problems, could result in lengthy interruptions in our service, which would materially impact our customers’ use of our offerings and may result in financial penalties for which we will be directly and solely responsible.

In addition, we are subject to other risks and challenges inherent in managing the infrastructure that currently hosts customer communities, including any failure to properly plan for our infrastructure capacity requirements and our inability to obtain and maintain the technologies and personnel necessary to cause the hosting services to operate efficiently and in accordance with our contractual commitments, including those pertaining to uptime and security.

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

We rely on third-party service providers, including Amazon Web Services, to host some of our solutions and services and any interruptions or delays in services from such third parties could impair the delivery of our products and harm our business.

We currently outsource some of our hosting services to third-party hosting providers. In addition, we may outsource a larger portion of our hosting services and core offerings in the future. For example, we recently made the decision to transition our cloud offering infrastructure to AWS and expect to substantially complete the transition by the end of 2017. We do not control the operation of third party providers’ facilities and therefore must rely on such providers to ensure that our technology and customer data is adequately protected. The third party providers’ facilities may be vulnerable to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. They are also subject to employee negligence, break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. The occurrence of any of these disasters, a decision by the provider to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our service which would materially impact our customers’ use of our offerings and may result in financial penalties.

Interruptions or delays in our service as a result of a variety of factors could impair the delivery of our service and harm our business.

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities or our hosting providers' facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. In December 2013, we experienced a hosting outage, which impacted several of our U.S. customers for up to 11.5 hours, as well as shorter outages in March 2014 and April 2015. Additionally, in November 2015, we experienced a hosting outage which resulted in varying periods of downtime during an approximately nine hour time period affecting several of our U.S. customers. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

Many of these obligations are frequently modified or updated and require ongoing supervision. For example, on April 14, 2016, the European Parliament formally adopted the General Data Protection Regulation (the GDPR), which will establish a new framework for data protection in Europe. The GDPR alters data protection requirements that exist under the Data Protection Directive and the EU Cookie Law, and may affect EU member state implementations for the Data Protection Directive. Between now and the time that the GDPR becomes effective in May 2018, we may need to modify our platform or our business to comply with new requirements contained in the GDPR or to address customer concerns relating to the GDPR, and any such measures may result in costs and expenses, and any failure to achieve required data protection standards may result in lawsuits, regulatory fines, or other actions or liability, all of which may harm our operating results.

In addition, with regard to transfers of personal data, from our employees and European customers to the United States, we historically relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks agreed to by the U.S. Department of Commerce, the European Union and Switzerland. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area (the “EEA”), to the United States, was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we have engaged in certain measures designed to legitimize our transfers of personal data from the EEA to the United States, and may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield. The EU-U.S. Privacy Shield was granted an adequacy decision by the EU College of Commissioners on July 12, 2016, and became available to U.S. companies on August 1, 2016, and we recently became self-certified under the EU-U.S. Privacy Shield. The U.S.-EU Privacy Shield has been subject to legal challenge, however, and it is unclear whether the EU-U.S. Privacy Shield will continue to serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in maintaining legitimate means for our transfer of personal data from the EEA or otherwise responding to developments with regard to data protection in the EEA, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to developments with regard to data protection in the EEA may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and any such developments and our response could adversely affect our billings. Additionally, we and our customers may face a risk of enforcement actions by data protection authorities in the EEA in connection with any future developments with respect to applicable EU data protection law.

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

We have experienced significant growth in recent periods. For example, we have grown from 527 employees at December 31, 2012 to 595 at December 31, 2016 and we have acquired six companies since January 2011.  This growth has placed, and any future growth may place, a significant strain on our management and operational infrastructure, including our hosting operations and enterprise resource planning system. Our success will depend, in part, on our ability to manage these changes effectively. We will need to continue to improve our operational, financial and management controls and our reporting systems and procedures, which may include the implementation of a new enterprise resource planning system in the future. Failure to effectively manage growth could result in declines in quality or customer satisfaction, increases in costs, difficulties in introducing new features or other operational difficulties. Any failure to effectively manage growth could adversely impact our business and reputation.

Changes in laws and/or regulations related to the Internet or related to privacy and data security concerns or changes in the Internet infrastructure itself may cause our business to suffer.

The future success of our business depends upon the continued use of the Internet as a primary medium for commerce, communication and business applications. Federal, state or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws or regulations affecting data privacy and the transmission of certain types of content using the Internet. For example, the State of California has adopted legislation requiring operators of commercial websites and mobile applications that collect personal information from California residents to conspicuously post and comply with privacy policies that satisfy certain requirements. Several other U.S. states have adopted legislation requiring companies to protect the security of personal information that they collect from consumers over the Internet, and more states may adopt similar legislation in the future. Additionally, the Federal Trade Commission has used its authority under Section 5 of the Federal Trade Commission Act to bring actions against companies for failing to maintain adequate security for personal information collected from consumers over the Internet and for failing to comply with privacy-related representations made to Internet users. The U.S. Congress has at various times proposed federal legislation intended to protect the privacy of Internet users and the security of personal information collected from Internet users that would impose additional compliance burdens upon companies collecting personal information from Internet users, and the U.S. Congress may adopt such legislation in the future. The EU also has adopted various directives regulating data privacy and security and the transmission of content using the Internet involving residents of the EU, including those directives known as the Data Protection Directive, the E-Privacy Directive, and the Privacy and Electronic Communications Directive, the GDPR and may adopt similar directives in the future. Additionally, various EU member states have passed legislation addressing data privacy and security, such as the German Federal Data Protection Act. Several other countries, including Canada and several Latin American and Asian countries, have constitutional protections for, or have adopted legislation protecting, individuals’ personal information. Additionally, some federal, state, or foreign governmental bodies have established laws which seek to censor the transmission of certain types of content over the Internet or require that individuals be provided with the ability to permanently delete all electronic personal information, such as the German Multimedia Law of 1997.

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

Our enterprise collaboration software platform must integrate with a variety of network, hardware and software platforms and cloud-based product suites, including Microsoft Office, and we need to continuously modify and enhance our platform to adapt to changes in Internet-related hardware, software, communication, browser and database technologies. Any failure of our solutions to operate effectively with future network platforms and technologies could reduce the demand for our platform, result in customer dissatisfaction and harm our business. If we are unable to respond in a timely manner to these changes in a cost-effective manner, our solutions may become less marketable and less competitive or obsolete and our operating results may be negatively impacted. In addition, an increasing number of individuals within the enterprise are utilizing devices other than personal computers, such as mobile phones and other handheld devices, to access the Internet and corporate resources and conduct business. While we currently offer a mobile version of our Jive interactive intranet, we do not currently offer a mobile-enabled version of our Jive-x offering. If we cannot effectively make our services available on mobile devices, we may experience difficulty attracting and retaining customers.

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

Despite testing prior to their release, software products frequently contain undetected errors, defects or security vulnerabilities, especially when initially introduced or when new versions are released. Errors in our products could affect the ability of our products to interoperate with other hardware or software products, impact functionality and delay the development or release of new solutions or new versions of solutions and adversely affect market acceptance of our products. The detection and correction of any bugs or security flaws can be time consuming and costly. Some errors in our platform and related solutions may only be discovered after installation and use by customers. Any errors, defects or security vulnerabilities discovered after commercial release or contained in custom implementations could result in loss of revenues or delay in revenue recognition, loss of customers or increased service and warranty cost, any of which could adversely affect our business, financial condition and results of operations. Our products have contained, and may contain, undetected errors, defects or security vulnerabilities that could result in data unavailability, data security breaches, data loss or corruption or other harm to our customers. Undiscovered vulnerabilities in our products could expose them to hackers or other unscrupulous third parties who develop and deploy viruses, worms, and other malicious software programs that could attack our solutions, result in unauthorized access to customer data, or fraudulently induce individuals to provide their log-in credentials. Actual or perceived security vulnerabilities in our products could result in contractual or regulatory liability, harm our reputation and lead some customers to cancel subscriptions, reduce or delay future purchases or use competitive solutions.

Failure to adequately expand and retain our direct sales force will impede our growth.

We will continue to expand and optimize our sales and marketing infrastructure in order to grow our customer base and our business. We plan to continue to invest in our direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them requires significant time, expense and attention. It can take nine to 12 months or longer before our new sales representatives are fully trained and productive. Our business may be harmed if our efforts to expand and train our direct sales force do not generate a corresponding significant increase in billings and revenues. In particular, if we are unable to hire, develop and retain talented sales personnel or if new direct sales personnel are unable to achieve desired productivity levels in a reasonable period of time, we may not be able to realize the expected benefits of this investment or increase our billings and revenues or grow our business.

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

The software industry is characterized by the existence of a large number of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights. In the past, a number of large software, technology and social networking companies have become active in initiating litigation against competitors and other third parties for misuse of these rights. Additionally, within the United States in particular, non-practicing entities have significantly increased their activities of pursuing patent litigation against technology companies and their customers. As a result, technology and software companies are increasingly required to defend against litigation claims that are based on allegations of infringement or other violations of intellectual property rights. Our technologies may not be able to withstand any third-party claims or rights against their use. As a result, our success depends upon our not infringing upon or misappropriating the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own confidential information or certain intellectual property. In addition, as we continue to expand globally, we may need to increase our headcount and, in doing so, we may hire individuals from competing industries and companies. While we have implemented procedures designed to ensure that we do not receive confidential information from third parties in such situations third parties may believe that their former employees may misuse confidential information obtained during their previous employment which may lead to an increased risk of litigation related to claims of misuse or unauthorized use of such competitors’ proprietary information.

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

Our success and ability to compete depend in part upon our intellectual property. We primarily rely on a combination of copyright, trade secret, trademark and patent laws, as well as confidentiality procedures and contractual restrictions with our employees, customers, partners and others to establish and protect our intellectual property rights. However, the steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for all of our solutions.

Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. The enforcement of our intellectual property rights also depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology, and our business and operating results might be harmed. In addition, defending our intellectual property rights might entail significant expense and the diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Any patents we hold or that are issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and thus the new standard will become effective for us on January 1, 2018.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We currently plan to adopt using the modified retrospective approach. However, our decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements.

We are in the initial stages of our assessment of the impact of the new standard on our accounting policies, processes and system requirements. We have assigned internal resources and engaged third party service providers to assist with the assessment and implementation and we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. Although we have not concluded on what impact the new standard will have, we anticipate the impact on our consolidated financial statements will be material.

We currently believe the most significant impact relates to our accounting for software license revenue and professional services revenue. Under current industry-specific software revenue recognition guidance, we have historically concluded that we did not have vendor-specific objective evidence ("VSOE") of fair value for the undelivered services related to time-based licenses, and accordingly, we have recognized time-based licenses and related services ratably over the subscription term. Professional services included in an arrangement with subscription revenue have also been recognized ratably over the subscription term. The new standard does not retain the concept of VSOE, and thus requires an evaluation of whether time-based licenses and related services, including professional services, are distinct performance obligations and, therefore, should be separately recognized at a point in time or over time. Based on our current assessment, we expect that software license revenue and professional services revenue, bundled with other elements, will be recognized upon delivery after adoption of the new standard. We expect revenue related to support and maintenance, hosting, and standalone professional services to remain substantially unchanged. Due to the complexity of certain of our software license subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of delivery.

We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance, as interpreted by the FASB Transition Resource Group for Revenue Recognition (“TRG”), requires the capitalization of all incremental costs to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the costs are expected to be recovered. The new cost guidance also requires entities to determine whether the costs relate to specific anticipated contracts, potentially extending the amortization period beyond the initial contract period. We currently believe this guidance will result in capitalizing additional costs of obtaining a contract with a customer, including additional sales commissions and that the period of benefit for deferred commission costs will likely be longer than the initial contract period. Under our current accounting policy, we amortize the capitalized costs over the underlying contractual period.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard will have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

Adverse economic conditions or reduced information technology spending may adversely impact our business and operating results.

Our business depends on the overall demand for information technology. In addition, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. Weak or unstable global economic conditions, including the potential effects of the U.K.'s referendum to leave the EU, or a reduction in information technology spending even if economic conditions improve, could adversely impact our business, financial condition and operating results. As global economic conditions continue to be volatile or economic uncertainty remains, trends in information technology spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions could adversely affect, our customers’ ability or willingness to purchase our enterprise collaboration software platform, and could delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could adversely affect our operating results. Our sensitivity to economic cycles and any related fluctuation in demand may have a material adverse effect on our business, financial condition and operating results.

Catastrophic events may disrupt our business.

Our corporate headquarters are located in the San Francisco Bay Area and a high portion of our technology and services personnel are located in our Portland, Oregon office. The West Coast, and California in particular, are active earthquake zones. Additionally, we rely on our network and third-party infrastructure and enterprise applications, internal technology systems and our website for our development, marketing, operational, support, hosted services and sales activities. In the event of a major earthquake or catastrophic event such as fire, power loss, telecommunications failure, cyber attack, war or terrorist attack, we may be unable to continue our corporate operations and may endure system interruptions, reputational harm, loss of intellectual property, contractual and financial liabilities, delays in our product development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could harm our future operating results.

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

Our corporate structure and intercompany agreements with our foreign subsidiaries are intended to optimize our operating structure and our worldwide effective tax rate, including the manner in which we develop and use our intellectual property, manage our cash flow, and the pricing of our intercompany transactions. Based on our current corporate structure, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. For instance, we have a wholly owned subsidiary in the U.K. which provides tax benefits to us. Depending on the terms reached regarding any exit from the EU, it is possible that there could be changes in the tax laws of the U.K. impacting the tax benefits we receive from our corporate structures, which could harm our operating results.

Our foreign subsidiaries operate under cost plus transfer pricing agreements with us. These agreements provide for sales, support and development activities for our benefit. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing technology or our transfer pricing arrangements, or determine that the manner in which we operate our business does not achieve the intended tax objectives, which could increase our international tax exposure and harm our operating results. For example, from May 2012 through June 30, 2013, we were under a U.S. federal tax examination for the tax years ended December 31, 2010 and 2011. Such examinations ended on June 13, 2013 and did not have a material financial impact. Further, from August 2014 through December 2014, we were under examination in Israel for the years ended December 31, 2010, 2011 and 2012. The examination officially concluded as of December 26, 2014 and did not have a material financial impact.

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

In addition, if the market for technology stocks, especially software related stocks, or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The market price for our stock might also decline in reaction to events that affect other companies within, or outside, our industry, even if these events do not directly affect us. Some companies that have experienced volatility in the trading price of their stock have been subject of securities litigation. If we are the subject of such litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Office Facilities	Number of Square Feet	Lease Expiration Date
Palo Alto, California	10,500	March 2017
Portland, Oregon	52,000	September 2018
Campbell, California	12,500	May 2022
San Francisco, California	7,000	October 2022
United Kingdom	8,000	May 2018
Israel	18,000	February 2021

Data Centers
Arizona	*	December 2019
New Jersey	*	July 2019
Netherlands	*	October 2017
United Kingdom	*	March 2017

*    Immaterial

In addition to the above, we currently occupy a number of smaller sales and service offices around the world. We believe that our current facilities are suitable and adequate to meet our current needs, and that suitable additional or substitute space will be available as needed to accommodate expansion of our operations. See Note 12 to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Payment Obligations” for information regarding our lease obligations.

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

Stock Price and Dividends

Our common stock, $0.0001 par value, trades on the NASDAQ Global Select Market, where its prices are quoted under the symbol “JIVE.” As of February 23, 2017 there were 49 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the reported high and low sales prices of our common stock for each of the eight quarters in the two-year period ended December 31, 2016 as regularly quoted on the NASDAQ Global Select Market:

2016	High	Low
Quarter 1	$4.05	$2.84
Quarter 2	4.20	3.51
Quarter 3	4.59	3.50
Quarter 4	4.45	3.75
2015
Quarter 1	$6.33	$4.88
Quarter 2	5.99	5.05
Quarter 3	5.49	3.51
Quarter 4	5.21	3.97

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

Unregistered Sales of Equity Securities

None.

Stock Performance Graph

This chart compares the cumulative total return on our common stock with that of the NASDAQ Composite index and the NASDAQ Computer and Data Processing index. The chart assumes $100 was invested on December 31, 2011, in our common stock, the NASDAQ Composite index and the NASDAQ Computer index. The peer group indices utilize the same methods of presentation and assumptions for the total return calculation as does Jive and the NASDAQ Composite index. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base	Indexed Returns
	Period	Year Ended December 31,
Company/Index	12/31/11	2012	2013	2014	2015	2016
Jive Software, Inc.	$100.00	$90.81	$70.31	$37.69	$25.50	$27.19
NASDAQ Composite Index	100.00	115.91	160.32	181.80	192.21	206.63
NASDAQ Computer Index	100.00	112.48	148.41	177.91	189.02	212.21

ITEM 6.    SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operation, which are included elsewhere in this Form 10-K. The Consolidated Statement of Operations data for fiscal 2016, 2015 and 2014, and the selected Consolidated Balance Sheet data as of December 31, 2016 and 2015 are derived from the audited consolidated financial statements which are included in this Form 10-K. The Consolidated Statement of Operations data for fiscal 2013 and 2012 and the Consolidated Balance Sheet data as of December 31, 2014, 2013 and 2012 are derived from audited consolidated financial statements which are not included in this Form 10-K.

	For the Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014	2013	2012
Consolidated Statements of Operations Data
Revenues:
Product	$187,313	$180,172	$162,185	$131,507	$100,040
Professional services	16,781	15,621	16,508	14,256	13,626
Total revenues	204,094	195,793	178,693	145,763	113,666
Cost of revenues:
Product	48,217	49,816	43,494	37,419	30,240
Professional services	19,195	22,378	23,179	17,873	14,625
Total cost of revenues	67,412	72,194	66,673	55,292	44,865
Gross profit	136,682	123,599	112,020	90,471	68,801
Operating expenses:
Research and development	45,769	52,818	52,275	55,742	39,190
Sales and marketing	74,654	78,684	90,141	86,083	60,235
General and administrative	25,913	26,708	24,633	24,613	16,444
Restructuring	4,103	—	—	—	—
Total operating expenses	150,439	158,210	167,049	166,438	115,869
Loss from operations(1)	(13,757)	(34,611)	(55,029)	(75,967)	(47,068)
Total other income (expense), net(2)	1,016	1,009	14	(414)	(339)
Loss before income taxes	(12,741)	(33,602)	(55,015)	(76,381)	(47,407)
Provision for (benefit from) income taxes(3)	1,223	1,251	1,138	(1,010)	28
Net loss	$(13,964)	$(34,853)	$(56,153)	$(75,371)	$(47,435)
Basic and diluted net loss per common share	$(0.18)	$(0.46)	$(0.79)	$(1.12)	$(0.76)
Shares used in per share calculations	77,494	75,217	70,751	67,381	62,614

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014	2013	2012
Cost of revenues	$2,162	$3,029	$4,276	$3,450	$2,035
Research and development	3,809	7,078	10,642	14,133	6,250
Sales and marketing	3,373	3,775	10,852	10,614	4,970
General and administrative	6,239	6,423	7,138	6,557	4,954
Restructuring	21	—	—	—	—
Total stock-based compensation	$15,604	$20,305	$32,908	$34,754	$18,209

(2)	Total other income (expense), net in 2015 includes $1.1 million we received from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

(3)
Provision for (benefit from) income taxes in 2013 and 2012 includes tax benefits of $1.4 million and $0.3 million, respectively, related to the release of the valuation allowance on our deferred tax assets in connection with acquisitions.

	December 31,
Consolidated Balance Sheet Data	2016	2015	2014	2013	2012
Cash and cash equivalents	$29,560	$9,870	$20,594	$38,415	$48,955
Working capital	33,266	20,775	44,389	39,287	93,376
Total assets	228,880	235,145	262,857	275,935	282,280
Long-term obligations excluding deferred revenue	2,678	3,882	4,888	7,605	8,938
Total stockholders’ equity	64,143	62,141	76,597	96,234	129,858

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 77.3% of revenues derived from the Jive Platform in 2016 compared to 76.2% in 2015. As the market opportunity for enterprise collaboration software within the enterprise continues to grow, we expect revenues generated from internally focused communities to continue to be a higher percentage of our total revenues than revenues generated from externally focused communities. However, we continue to believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we made our first release of a non-customizable version of our cloud based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In 2016, product revenues from all public cloud deployments represented 70.1% of total product revenues compared to 67.3% in 2015. With the release of Jive Cloud and the increase in overall adoption by enterprises of cloud-based technologies, we anticipate that, over the long-term, public cloud deployments of our platform will comprise an increasing portion of our business.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 73.2% of total revenues in 2016 compared to 73.5% in 2015. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

In February 2016, Jive delivered an updated release of its “interactive intranet” employee community product and its external community products, including a redesign of our product portfolio and new optimized processes to engage employees, customers and partners.

Also, in February 2016, we introduced Jive WorkHub offerings representing packaged solutions focused on distinct verticals and lines of business including, healthcare vertical, employee engagement and customer engagement. These out-of-the-box packages were developed to provide an easy way for customers to quickly adopt solutions built to meet their specific needs.

On May 5, 2016, our board of directors approved the 2016 Realignment Plan designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, align our operations with evolving business needs and improve efficiencies. The 2016 Realignment Plan included a reduction in our workforce that resulted in the termination of approximately 14% of our personnel across our global operations and was substantially completed by September 30, 2016. In 2016, we incurred charges of $4.1 million, substantially all of which were related to employee severance and benefits, and included them as Restructuring on our Consolidated Statements of Operations. Cash payments of $4.0 million were made during 2016, with the remaining $0.1 million expected to be paid by June 30, 2017. Savings from the realignment are expected to be $30.0 million annually.

In October 2016, Jive entered into a lease with Water Tower Fee Owner, LLC for approximately 12,500 square feet of office space in Campbell, California with occupancy beginning in March 2017. In October, the Company separately entered into an amendment to its office lease with TTC Partners, LLC for the Company’s existing corporate headquarters in Palo Alto, California that provides for an early termination of such lease in March 2017.

In November 2016, Jive made the strategic decision to transition its cloud infrastructure to Amazon Web Services. The transition of our cloud infrastructure is intended to be substantially completed by the end of 2017 and is anticipated to drive greater customer value by accelerating delivery of new cloud functionality.

In December 2016, Jive received sponsorship from an existing customer for the Federal Risk and Authorization Program, or FedRAMP “in process” certification program.

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

Components of Results of Operations

Revenues
We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, upgrade services, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, we occasionally license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have VSOE of fair value for all of our undelivered elements, including support and professional services. When professional services are sold on a standalone basis, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenue on our Consolidated Statements of Operations.

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

We expect that cost of revenues will fluctuate in the future depending on the growth of new customers and billings and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2017 as we continue to focus our professional services organization on strategic consulting, user adoption and enablement.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. Amortization of the capitalized costs begins when the associated product or enhancement is released. As of December 31, 2016, we have released all of the products and enhancements related to the $9.0 million of capitalized costs.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value of the underlying asset. If such evaluations indicate the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the years ended December 31, 2016, 2015 or 2014.

Capitalized software development costs consisted of the following (in thousands):

	December 31,
	2016	2015
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(5,305)	(2,077)
	$3,676	$6,904

Sales and Marketing
Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as earned, and is earned at the time a customer enters into a binding purchase agreement while the associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue investing in sales and marketing to expand our global operations, increase revenues from current customers, build brand awareness and expand our indirect sales channel.

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

Restructuring
Restructuring expenses primarily consist of severance and severance related benefits as well as legal and consulting costs related to our 2016 Realignment Plan, which we announced in May 2016.

Other Income, Net
Other income, net consists primarily of interest expense on our outstanding debt and foreign exchange gains and losses, as well as income related to our investments. Included in other income for 2015 is a gain related to the disgorgement of profits from a stockholder to us in settlement of a claim under Section 16(b) of the Exchange Act.

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

We offer subscriptions of our solutions to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we have occasionally licensed our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have VSOE of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term and term-

based subscriptions for certain of our modules. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient, consistently-priced standalone sales of support and maintenance, nor have we offered substantive renewal rates for support and maintenance. Because we do not have VSOE of fair value for either the support and maintenance on the perpetual license or the module, revenue is recognized ratably over the longer of the initial maintenance term for the perpetual license or the term for the subscription elements.

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

We occasionally sell professional services separately and recognize revenues resulting from those as professional services are performed. If there is significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is resolved. If acceptance provisions exist within a professional services arrangement, revenues will be deferred until the services are accepted or the acceptance period has expired.

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

Goodwill was $29.8 million as of December 31, 2016 and 2015 and relates to our acquisitions of Clara and StreamOnce in 2013, Producteev and Meetings.io in 2012, OffiSync in 2011 and Filtrbox in 2010. Our impairment tests performed in the fourth quarter of 2016, 2015 and 2014 did not indicate any impairment of goodwill as the fair value of our business substantially exceeded its carrying value in all periods presented.

Valuation of Capitalized Software Development Costs
We make ongoing evaluations of the recoverability of our capitalized software development costs by comparing the amount capitalized to its estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. Any resulting impairment loss could have a material adverse impact on our financial position and results of operations. There was no impairment charge related to capitalized software during the years ended December 31, 2016, 2015 and 2014. We amortize capitalized software development costs ratably based on the projected revenues associated with the related software or on a straight-line basis over two years, whichever method results in a higher level of amortization. Amortization of capitalized software development costs is included in the cost of product revenues in the Consolidated Statements of Operations.

Deferred Tax Asset Valuation Allowance
We record deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, we currently maintain a full valuation allowance against our net deferred tax assets, with the exception of deferred tax liabilities related to the amortization of goodwill for tax purposes. The valuation allowance totaled $123.9 million and $121.7 million, respectively, as of December 31, 2016 and 2015.

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

Results of Operations

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Consolidated Statements of Operations Data(1)
Revenues:
Product	$187,313	$180,172	$162,185
Professional services	16,781	15,621	16,508
Total revenues	204,094	195,793	178,693
Cost of revenues:
Product	48,217	49,816	43,494
Professional services	19,195	22,378	23,179
Total cost of revenues	67,412	72,194	66,673
Gross profit:
Product	139,096	130,356	118,691
Professional services	(2,414)	(6,757)	(6,671)
Total gross profit	136,682	123,599	112,020
Operating expenses:
Research and development	45,769	52,818	52,275
Sales and marketing	74,654	78,684	90,141
General and administrative	25,913	26,708	24,633
Restructuring	4,103	—	—
Total operating expenses	150,439	158,210	167,049
Loss from operations	(13,757)	(34,611)	(55,029)
Total other income, net(2)	1,016	1,009	14
Loss before income taxes	(12,741)	(33,602)	(55,015)
Provision for income taxes	1,223	1,251	1,138
Net loss	$(13,964)	$(34,853)	$(56,153)
Basic and diluted net loss per common share	$(0.18)	$(0.46)	$(0.79)
Shares used in per share calculations	77,494	75,217	70,751

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$2,162	$3,029	$4,276
Research and development	3,809	7,078	10,642
Sales and marketing	3,373	3,775	10,852
General and administrative	6,239	6,423	7,138
Restructuring	21	—	—
Total stock-based compensation	$15,604	$20,305	$32,908

(2)	Total other income, net in 2015 includes $1.1 million we received from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act.

Revenues

(Dollars in thousands)	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Product	$187,313	$180,172	$7,141	4.0%
Professional services	16,781	15,621	1,160	7.4%
Total revenues	$204,094	$195,793	$8,301	4.2%

(Dollars in thousands)	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Product	$180,172	$162,185	$17,987	11.1%
Professional services	15,621	16,508	(887)	(5.4)%
Total revenues	$195,793	$178,693	$17,100	9.6%

Product Revenues
The increase in product revenues in 2016 compared to 2015 was primarily related to an increase of 3% in the average annual subscription value in 2015, which was ratably recognized in 2016. The increase in 2015 compared to 2014 was primarily the result of increases in the average annual subscription value and in the aggregate number of customers on the Jive Platform, which increased by 43 in 2015 compared to 2014. The increases in the average annual subscription value were primarily driven by upsell to existing customers. The average new customer initial contract size decreased in 2016 compared to 2015 while remaining consistent in 2015 compared to 2014.

Certain information regarding our revenues was as follows:

	Year Ended December 31,
	2016	2015	2014
Dollar value of total revenues generated in the U.S.	$149.4 million	$143.8 million	$135.9 million
Percentage of total revenues generated in the U.S.	73.2%	73.5%	76.0%
Product revenues from public cloud deployments as a percentage of total product revenues	70.1%	67.3%	67.7%
Product revenues from private cloud deployments as a percentage of total product revenues	29.9%	32.7%	32.3%
Percentage of Jive Platform revenues that represented internally focused communities	77.3%	76.2%	73.6%
Percentage of Jive Platform revenues that represented externally focused communities	22.7%	23.8%	26.4%

Renewal rates, excluding upsell, were below 90% for transactions over $50,000 in 2016 and 2015 and were above 90% in 2014.

Professional Services Revenues
The increase in professional services revenues in 2016 compared to 2015 was primarily due to an increase in bundled services sold during 2015 and ratably recognized in 2016. Professional services revenues as a percentage of product revenues increased slightly in 2016 compared to 2015. We expect this percentage to experience minor fluctuations as we continue to focus our professional services organization on migrating existing customers to the Jive Cloud, which requires less customization work to implement.

The decrease in professional services revenues in 2015 compared to 2014 was primarily due to a decrease in standalone services sold during 2015. Professional services revenues as a percentage of product revenues decreased slightly in 2015 compared to 2014.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the subscription term of the bundled subscription agreements. Standalone professional services revenues decreased $0.1 million in 2016 compared to 2015 and decreased $0.9 million in 2015 compared to 2014.

Cost of Revenues and Gross Margins

Cost of Revenues: Product

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
Cost of revenues: product	$48,217	$49,816	$(1,599)	(3.2)%
Product gross margin	74.3%	72.4%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: product	$49,816	$43,494	$6,322	14.5%
Product gross margin	72.4%	73.2%

The decrease in cost of revenues for products in 2016 compared to 2015 was primarily due to:

•	a $1.3 million decrease in amortization of acquired intangibles;

•	a $1.2 million decrease in depreciation expense;

•	a $0.9 million decrease in third-party royalties; and

•	a $0.6 million decrease in stock-based compensation.

The decreases noted above were partially offset by a $1.2 million increase in capitalized software amortization and a $1.0 million increase in salaries and benefits.

The increase in cost of revenues for products in 2015 compared to 2014 included the following:

•	a $2.2 million increase in third-party hosting services;

•	a $1.9 million increase in capitalized software amortization;

•	a $1.5 million increase in subscription services;

•	a $1.4 million increase in salaries and benefits;

•	a $0.8 million increase in third-party royalties;

•	a $0.7 million increase in overhead costs allocated to cost of revenues for products based on relative headcount; and

•	a $0.4 million increase in rent expense.

The increase in costs of revenues for products in 2015 compared to 2014 was partially offset by a $1.7 million decrease in depreciation expense, a $0.8 million decrease in stock-based compensation and a $0.1 million decrease in other miscellaneous costs.

Cost of Revenues: Professional Services

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
Cost of revenues: professional services	$19,195	$22,378	$(3,183)	(14.2)%
Professional services gross margin	(14.4)%	(43.3)%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Cost of revenues: professional services	$22,378	$23,179	$(801)	(3.5)%
Professional services gross margin	(43.3)%	(40.4)%

The decreases in cost of revenues for professional services in 2016 compared to 2015 was primarily due to a $1.7 million decrease in salaries and benefits and a $0.5 million decrease in consulting fees.

The decreases in cost of revenues for professional services in 2015 compared to 2014 was primarily due to

•	a $1.0 million decrease, respectively, in consulting fees;

•	a $0.5 million decrease in stock-based compensation; and

•	a $0.2 million decrease in other miscellaneous costs.

The decrease in cost of revenues for professional services in 2015 compared to 2014 was partially offset by a $0.6 million increase in salaries and benefits and a $0.3 million increase in overhead costs allocated to cost of revenues for professional services based on relative headcount.

The improvement in professional services gross margin in 2016 compared to 2015 was primarily driven by the 2016 Realignment Plan, which resulted in a 29% decrease in headcount within the professional services organization in 2016 compared to 2015.

The decrease in professional services gross margin in 2015 compared to 2014 was primarily due to a decrease in standalone professional services revenue.

Research and Development

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
Research and development	$45,769	$52,818	$(7,049)	(13.3)%
Percentage of total revenues	22.4%	27.0%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Research and development	$52,818	$52,275	$543	1.0%
Percentage of total revenues	27.0%	29.3%

The decrease in research and development expenses in 2016 compared to 2015 was primarily due to:

•	a $3.3 million decrease in stock-based compensation;

•	a $2.9 million decrease in salaries and benefits;

•	a $0.7 million decrease in amortization expense; and

•	a $0.7 million decrease in overhead costs allocated to research and development based on relative headcount.

The decrease in research and development expenses in 2016 compared to 2015 were partially offset by a $0.6 million increase in professional fees and a $0.5 million increase in internal hosting services.

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

The increase in research and development expenses in 2015 compared to 2014 was partially offset by a $3.6 million decrease in stock-based compensation.

Sales and Marketing

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
Sales and marketing	$74,654	$78,684	$(4,030)	(5.1)%
Percentage of total revenues	36.6%	40.2%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Sales and marketing	$78,684	$90,141	$(11,457)	(12.7)%
Percentage of total revenues	40.2%	50.4%

The decrease in sales and marketing expenses in 2016 compared to 2015 was primarily due to:

•	a $1.7 million decrease in salaries and benefits, including a $0.7 million decrease in sales commissions;

•	a $1.5 million decrease in advertising-related costs;

•	a $1.0 million decrease in travel and entertainment;

•	a $1.0 million decrease in consulting fees; and

•	a $0.5 million decrease in overhead costs allocated to sales and marketing based on relative headcount.

The decreases noted above were partially offset by a $1.6 million increase in trade shows costs due to holding our user conference, JiveWorld.

The decrease in sales and marketing expenses in 2015 compared to 2014 was primarily due to:

•	a $7.1 million decrease in stock-based compensation;

•	a $4.2 million decrease in general marketing expense largely driven by not holding our user conference, JiveWorld, in 2015;

•	a $2.1 million decrease in salaries and benefits;

•	a $1.3 million decrease in third party commissions; and

•	a $0.4 million decrease in other miscellaneous costs.

The decrease in sales and marketing expenses in 2015 compared to 2014 was partially offset by:

•	a $2.4 million increase in consulting fees;

•	a $0.7 million increase in overhead costs allocated to sales and marketing based on relative headcount; and

•	a $0.5 million increase in subscription services.

General and Administrative

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
General and administrative	$25,913	$26,708	$(795)	(3.0)%
Percentage of total revenues	12.7%	13.6%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
General and administrative	$26,708	$24,633	$2,075	8.4%
Percentage of total revenues	13.6%	13.8%

The decrease in general and administrative expenses in 2016 compared to 2015 was primarily due to:

•	a $2.6 million decrease in professional fees; and

•	a $1.0 million decrease in office related fees.

The decrease in general and administrative expenses in 2016 compared to 2015 was partially offset by a $1.7 million increase in salaries and benefits and a $1.3 million increase in overhead costs allocated to general and administrative based on relative headcount.

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

The increase in general and administrative expenses in 2015 compared to 2014 was partially offset by a $3.0 million decrease in overhead costs allocated to general and administrative expenses based on relative headcount and a $0.7 million decrease in stock-based compensation.

Restructuring

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
Restructuring	$4,103	$—	$4,103	NM
Percentage of total revenues	2.0%	—%

Restructuring expenses were related to our 2016 Realignment Plan, which was enacted during the second quarter of 2016, and primarily consists of severance and severance related benefits. No comparable plan existed in either 2015 or 2014. Savings from the alignment are expected to be $30.0 million annually.

Other Income, net

	Year Ended December 31,		Dollar
(Dollars in thousands)	2016	2015	Change	% Change
Other income, net	$1,016	1,009	7	NM
Percentage of total revenues	0.5%	0.5%

	Year Ended December 31,		Dollar
(Dollars in thousands)	2015	2014	Change	% Change
Other income, net	$1,009	$14	$995	NM
Percentage of total revenues	0.5%	0.0%

Other income, net was unchanged in 2016 compared to 2015, however, there were fluctuations in the underlying balances. This was primarily due to an increase in realized foreign currency gains of $0.6 million. During the year we also realized a $0.3 million reduction in amortization of bond premiums. These income positive effects were almost entirely offset by a decrease in miscellaneous income as a result of a $1.1 million disgorgement of profit from a stockholder to us in connection with the settlement of a claim under Section 16(b) of the Exchange Act that occurred in 2015 with no similar event occurring in 2016.

The improvement in other income, net in 2015 compared to 2014 was primarily due to the $1.1 million disgorgement of profit that occurred in 2015 with no similar event occurring in 2014.

Provision For Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Provision for income taxes	$1,223	$1,251	$1,138
Percentage of loss before income taxes	9.6%	3.7%	2.1%

In 2016, 2015 and 2014, we recorded income taxes that were principally attributable to state and foreign taxes. The 2014 provision for income taxes also includes a $0.5 million charge related to our Israeli tax examination.

We believe recognition of the deferred tax assets arising from future tax benefits due to pre-tax losses are not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Non-GAAP Key Metrics

In addition to traditional metrics of accounting principles generally accepted in the United States (“GAAP”), such as total revenues and gross margin, we also regularly review non-GAAP metrics such as short-term and total billings and other key metrics such as the number of Jive Platform customers. These non-GAAP metrics are used to evaluate our business, measure our performance, identify trends affecting our business, allocate capital and make strategic decisions. We believe that these non-GAAP measures offer valuable supplemental information regarding the performance of our business, and they will help investors better understand the sales volumes and performance of our business.

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Total revenues	$204,094	$195,793
Deferred revenue, current, end of period	127,574	131,850
Less: deferred revenue, current, beginning of period	(131,850)	(128,592)
Short-term billings	$199,818	$199,051	$767	0.4%

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Total revenues	$195,793	$178,693
Deferred revenue, current, end of period	131,850	128,592
Less: deferred revenue, current, beginning of period	(128,592)	(112,432)
Short-term billings	$199,051	$194,853	$4,198	2.2%

Total Billings

	Year Ended December 31,		Dollar
	2016	2015	Change	% Change
Total revenues	$204,094	$195,793
Deferred revenue, end of period	139,859	148,242
Less: deferred revenue, beginning of period	(148,242)	(160,539)
Total billings	$195,711	$183,496	$12,215	6.7%

	Year Ended December 31,		Dollar
	2015	2014	Change	% Change
Total revenues	$195,793	$178,693
Deferred revenue, end of period	148,242	160,539
Less: deferred revenue, beginning of period	(160,539)	(147,337)
Total billings	$183,496	$191,895	$(8,399)	(4.4)%

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

We consider short-term billings and total billings to be significant performance measures and leading indicators of future recognized revenue based on our business model of billing for subscription licenses annually and recognizing revenue ratably over the subscription term. The billings we record in any particular period reflect sales to new customers plus subscription renewals and upsell to existing customers, and represent amounts invoiced for product license fees and professional services. We typically invoice our customers for subscription fees in annual increments upon initiation of the initial contract or subsequent renewal. In addition, we also enter into arrangements with customers to purchase subscriptions for a term greater than 12 months, generally 24 to 36 months. For subscriptions greater than 12 months, the customer has the option of being invoiced annually or paying for the full term of the subscription at the time the contract is signed. If the customer elects to pay the full multi-year amount at the time the contract is signed, the total amount billed for the entire term will be reflected in total billings; but only the amount that will be recognized as revenue in the following 12 month period would be included in short-term billings until the portion of the total billings beyond 12 months is subsequently reclassified from non-current deferred revenue to deferred revenue, current in a future period. However, if the customer elects to be invoiced annually for a multi-year contract, only the amount billed for the 12-month period will be included in both short-term billings and total billings. The portion of subscription terms under contract and not yet invoiced is considered backlog and is not reflected on our Consolidated Balance Sheets as deferred revenue.

As of December 31, 2016 and 2015, we had backlog of approximately $39.5 million and $50.1 million, respectively. Of the $39.5 million in backlog as of December 31, 2016, approximately 72% is expected to be billed within 2017 and approximately 33% is expected to be recognized as revenue within 2017.

Billings for consulting services can occur either on a time and materials or fixed fee basis. Billings for time and materials contracts typically occur on a bi-weekly basis as the services are delivered. Billings for fixed fee contracts are typically billed 100% at the beginning of the contract or 50% upon either signing or initiation of the project and 50% upon completion of the project.
The slight increases in short-term billings in the periods presented were primarily driven by increased upsell of our products to existing customers. The reduced growth in short-term billings in 2016 compared to 2015 was a result of increased competitive pressures and changes made in our sales organization and their go-to-market efforts.
The increase in total billings in 2016 compared to 2015 was primarily due to increased upsell of our products to existing customers.
The decrease in total billings in 2015 compared to 2014 was primarily driven by a decrease in customers electing multi-year terms where the full amount was billed up front as well as increased competitive pressures, lower renewal rates, and changes made in our sales organization and their go-to-market efforts.

Jive Platform Customers
We define a Jive Platform customer as any customer under an active contract that carries a balance in our deferred revenue account at the end of that period. While a single customer may have multiple internal and external communities to support distinct departments, operating segments or geographies, we only include that customer once for purposes of this metric. We believe the number of Jive Platform customers is a leading indicator of our future revenues, billings and upsell opportunities.

Our Jive Platform customer count was as follows:

	December 31,
	2016	2015	Change	% Change
Jive Platform customer count	981	993	(12)	(1.2)%

	December 31,
	2015	2014	Change	% Change
Jive Platform customer count	993	950	43	4.5%

Our customer count decreased in 2016 compared to 2015 primarily due to competitive pressures, as well as our increased focus on the large and mid-sized enterprise segments of our markets. We believe that our focus on the large and mid-sized enterprise segment of our markets has affected, and will continue to affect our customer count.

Our product revenue growth was 4.0% and 11.1%, respectively, in 2016 compared to 2015 and in 2015 compared to 2014. Our product revenues have grown at a faster rate than our customer count as we have continued to realize significant upsell opportunities with our existing customers as we continue to focus on large enterprise customers.

Liquidity and Capital Resources

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows provided by (used in) operating activities	$4,286	$295	$(9,657)
Cash provided by (used in) investing activities	19,351	(10,064)	(7,802)
Cash used in financing activities	(3,846)	(1,006)	(484)
Increase (decrease) in cash and cash equivalents	$19,791	$(10,775)	$(17,943)

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering (“IPO”), which closed on December 16, 2011.

Our principal source of liquidity at December 31, 2016 consisted of $29.6 million of cash and cash equivalents, and $79.7 million of short-term marketable securities. As of December 31, 2016, $3.3 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements, capital expenditures, debt service and acquisitions. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from December 31, 2016.

Free cash flow, which we define as cash flows provided by operating activities less principal payments on capital leases and purchases of property and equipment, was $1.0 million in 2016.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows used in operating activities	$4,286	$295	$(9,657)
Payments for purchase of property and equipment	(3,114)	(6,450)	(9,313)
Principal payments for capital leases	(210)	—	—
Free cash flow	$962	$(6,155)	$(18,970)

Cash Flows from Operating Activities
Cash flows provided by operating activities were $4.3 million in 2016 compared to $0.3 million in 2015. The increase in cash flows generated from operating activities primarily resulted from a lower net loss, and lower non-cash charges and changes in our operating assets and liabilities. Changes to our operating cash flows are historically impacted by the growth in our calculated total billings and our ability to maintain or improve the timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $4.3 million of cash provided by operating activities in 2016 resulted from our net loss of $14.0 million, more than offset by net non-cash charges of $28.6 million. Net cash provided by operating activities during 2016 increased $4.0 million over 2015 primarily due to higher collections than in the prior year and a decrease in net loss. Additionally, the timing of payments against accrued payroll and related liabilities contributed to the increase.

Cash Flows from Investing Activities
Our primary investing activities have consisted of purchases of investments and purchases of property and equipment, primarily related to the build out of our data centers and leased facilities. Cash flows generated from investing activities were $19.4 million, primarily due to $22.5 million provided by maturities and sales net of purchases of marketable securities, offset by $3.1 million used in the purchase of property and equipment.

Cash Flows from Financing Activities
Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of common stock from employee option exercises and equity awards. Cash used in financing activities of $3.8 million in 2016 resulted from $3.0 million in principal payments on our term debt, $1.0 million in taxes paid related to the net settlement of equity awards and $0.2 million in principal payments on our capital leases partially offset by $0.3 million in cash receipts related to stock option exercises.

Debt Arrangements

Revolving Loan and Term Loan Facility
We have a secured revolving loan facility and term loan facility of up to $30.0 million with Silicon Valley Bank ("SVB"). Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio.

Repayment on our term loan began July 1, 2012, and is payable in 16 quarterly installments. Each of the installment payments is $0.6 million, plus accrued interest. At December 31, 2016, we had $0.6 million of outstanding letters of credit and no revolving loans outstanding. We have $0.6 million of term loans outstanding at an interest rate of 2.96% and we were in compliance with all financial and restrictive covenants. In the fourth quarter of 2016, we began to pay down our Loan Agreement with SVB prior to our installments coming due. We will continue to do this in the first quarter of 2017, during which time, we will pay the remaining outstanding obligation.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2016 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2017	2018 and 2019	2020 and 2021	2022 and beyond
Term loan	$600	$600	$—	$—	$—
Estimated interest on term loan	—	—	—	—	—
Letter of Credit	564	564	—	—	—
Contractual commitments	10,844	4,844	6,000	—	—
Operating leases	17,877	5,583	7,961	3,446	887
Total	$29,885	$11,591	$13,961	$3,446	$887

The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum services to be used; and fixed, and minimum or variable price provisions. Obligations under contracts that we can cancel without a significant penalty are not included in the table above.

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

As of December 31, 2016, we held cash and cash equivalents and marketable securities of $109.2 million. Based on the nature of our marketable securities, a decline in interest rates over time would reduce our interest income, but would not have a material impact on our results of operations, financial position or cash flows, as we have classified our securities as available-for-sale and, therefore, may choose to sell or hold them as changes in the market occur. In addition, due to the nature of our highly liquid cash equivalents, a change in interest rates would not materially affect the fair value of our cash equivalents.

Our revolving credit facility and senior term loan bear interest at a variable rate tied to the prime or LIBOR rate, at our option. Based on amounts outstanding at December 31, 2016, a 10% increase in the prime or LIBOR rate would not materially increase our interest expense.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by Item 8 begins on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jive Software, Inc.:

We have audited the accompanying consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jive Software, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Jive Software, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
February 28, 2017

JIVE SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amount)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$29,560	$9,870
Short-term marketable securities	79,656	96,410
Accounts receivable, net	57,386	54,090
Prepaid expenses and other current assets	16,438	13,135
Total current assets	183,040	173,505
Marketable securities, noncurrent	—	6,429
Property and equipment, net	9,583	12,747
Goodwill	29,753	29,753
Intangible assets, net	1,967	4,546
Other assets	4,537	8,165
Total assets	$228,880	$235,145
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,233	$3,684
Accrued payroll and related liabilities	12,312	6,954
Other accrued liabilities	7,055	7,842
Deferred revenue, current	127,574	131,850
Term debt, current	600	2,400
Total current liabilities	149,774	152,730
Deferred revenue, less current portion	12,285	16,392
Term debt, less current portion	—	1,200
Other long-term liabilities	2,678	2,682
Total liabilities	164,737	173,004
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued - 85,200 shares at December 31, 2016 and 82,820 at December 31, 2015; outstanding - 78,774 at December 31, 2016 and 76,395 at December 31, 2015	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	400,740	384,164
Accumulated deficit	(332,501)	(318,537)
Accumulated other comprehensive loss	(751)	(141)
Total stockholders’ equity	64,143	62,141
Total liabilities and stockholders’ equity	$228,880	$235,145

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product	$187,313	$180,172	$162,185
Professional services	16,781	15,621	16,508
Total revenues	204,094	195,793	178,693
Cost of revenues:
Product	48,217	49,816	43,494
Professional services	19,195	22,378	23,179
Total cost of revenues	67,412	72,194	66,673
Gross profit	136,682	123,599	112,020
Operating expenses:
Research and development	45,769	52,818	52,275
Sales and marketing	74,654	78,684	90,141
General and administrative	25,913	26,708	24,633
Restructuring	4,103	—	—
Total operating expenses	150,439	158,210	167,049
Loss from operations	(13,757)	(34,611)	(55,029)
Other income (expense), net:
Interest income	549	277	205
Interest expense	(130)	(171)	(269)
Other, net	597	903	78
Total other income, net	1,016	1,009	14
Loss before provision for income taxes	(12,741)	(33,602)	(55,015)
Provision for income taxes	1,223	1,251	1,138
Net loss	$(13,964)	$(34,853)	$(56,153)
Basic and diluted net loss per share	$(0.18)	$(0.46)	$(0.79)
Shares used in basic and diluted per share calculations	77,494	75,217	70,751

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(13,964)	$(34,853)	$(56,153)
Other comprehensive income (loss):
Foreign currency translation	(696)	(100)	(205)
Unrealized gain (loss) on marketable securities	86	(80)	(32)
Other comprehensive loss	(610)	(180)	(237)
Comprehensive loss	$(14,574)	$(35,033)	$(56,390)

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2014, 2015 and 2016
(In thousands)

	Common stock		Treasury stock	Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2013	69,653	$7	$(3,352)	$326,834	$(227,531)	$276	$96,234
Issuance of common stock for employee stock options exercised and vesting of restricted shares	4,264	—	—	2,492	—	—	2,492
Stock-based compensation	—	—	—	34,261	—	—	34,261
Foreign currency translation, net of tax	—	—	—	—	—	(205)	(205)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(32)	(32)
Net loss	—	—	—	—	(56,153)	—	(56,153)
Balance at December 31, 2014	73,917	7	(3,352)	363,587	(283,684)	39	76,597
Issuance of common stock for employee stock options exercised and vesting of restricted shares	2,478	—	—	287	—	—	287
Stock-based compensation	—	—	—	20,290	—	—	20,290
Foreign currency translation, net of tax	—	—	—	—	—	(100)	(100)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	(80)	(80)
Net loss	—	—	—	—	(34,853)	—	(34,853)
Balance at December 31, 2015	76,395	7	(3,352)	384,164	(318,537)	(141)	62,141
Issuance of common stock for employee stock options exercised and vesting of restricted shares	2,379	—	—	974	—	—	974
Stock-based compensation	—	—	—	15,602	—	—	15,602
Foreign currency translation, net of tax	—	—	—	—	—	(696)	(696)
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	86	86
Net loss	—	—	—	—	(13,964)	—	(13,964)
Balance at December 31, 2016	78,774	$7	$(3,352)	$400,740	$(332,501)	$(751)	$64,143

See accompanying Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(13,964)	$(34,853)	$(56,153)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,663	15,605	15,458
Stock-based compensation	15,602	20,290	32,908
Change in deferred taxes	200	338	243
Non-recurring gain	—	(1,107)	—
Other	104	103	19
(Increase) decrease in:
Accounts receivable, net	(3,296)	12,639	(7,900)
Prepaid expenses and other assets	(2,559)	(307)	(4,084)
Increase (decrease) in:
Accounts payable	(1,702)	535	(2,622)
Accrued payroll and related liabilities	6,620	300	(883)
Other accrued liabilities	(592)	(1,266)	139
Deferred revenue	(8,383)	(12,297)	13,202
Other long-term liabilities	(407)	315	16
Net cash provided by (used in) operating activities	4,286	295	(9,657)
Cash flows from investing activities:
Payments for purchase of property and equipment	(3,114)	(6,450)	(9,313)
Purchases of marketable securities	(84,933)	(133,314)	(91,987)
Sales of marketable securities	10,300	25,383	36,174
Maturities of marketable securities	97,098	104,317	57,324
Net cash provided by (used in) investing activities	19,351	(10,064)	(7,802)
Cash flows from financing activities:
Proceeds from exercise of stock options	348	1,345	4,250
Taxes paid related to net share settlement of equity awards	(984)	(1,058)	(1,758)
Repayments of term loans	(3,000)	(2,400)	(2,400)
Capital lease payments	(210)	—	—
Earnout payment for prior acquisition	—	—	(576)
Non-recurring gain	—	1,107	—
Net cash used in financing activities	(3,846)	(1,006)	(484)
Net increase (decrease) in cash and cash equivalents	19,791	(10,775)	(17,943)
Effect of exchange rate changes	(101)	51	122
Cash and cash equivalents, beginning of period	9,870	20,594	38,415
Cash and cash equivalents, end of period	$29,560	$9,870	$20,594

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

We offer subscriptions of our solutions to customers most frequently on a term basis with terms typically ranging from 12 to 36 months. While term-based licenses make up the majority of our total revenues, we have occasionally licensed our solutions to customers on a perpetual basis with on-going support and maintenance services. We recognize license revenue in accordance with software industry specific guidance. Revenues related to term license fees are recognized ratably over the contract term beginning on the date the customer has access to the software license key and continuing through the end of the contract term. For term-based licenses, we do not charge separately for standard support and maintenance, and, therefore, inherent in the license fees are fees for support and maintenance services for the duration of the license term. As fees for support and maintenance are always bundled with the license over the entire term of the contract, we do not have VSOE of fair value for support and maintenance. Revenues generated from perpetual license sales also include support and maintenance services for an initial stated term and term based subscriptions to certain of our modules. We do not have VSOE of fair value for support and maintenance on perpetual licenses as we have not had sufficient, consistently-priced standalone sales of support and maintenance, nor have we offered substantive renewal rates for support and maintenance. Because we do not have VSOE of fair value for either the support and maintenance on the perpetual license or the module, revenue is recognized ratably over the longer of the initial maintenance term for the perpetual license or the term for the subscription elements.

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

We occasionally sell professional services separately and recognize revenues resulting from those as professional services are performed. If there is significant uncertainty about the project completion or receipt of payment for the consulting services, revenues are deferred until the uncertainty is resolved. If acceptance provisions exist within a professional services arrangement, revenues will be deferred until the services are accepted or the acceptance period has expired.

Our policy is to record revenues net of any applicable sales, use or excise taxes.

Taxes Collected from Customers and Remitted to Governmental Authorities
We account for tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a net (excluded from revenue) basis.

Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Our cash balances with financial institutions may exceed the deposit insurance limits. Included in cash and cash equivalents were cash equivalents of $16.1 million and $0.2 million at December 31, 2016 and 2015, respectively. Cash equivalents are stated at cost, which approximates market value.

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

Activity related to our allowance for doubtful accounts was as follows (in thousands):

Balance, December 31, 2013	$740
Charges to expense and deferred revenue	599
Write-offs	(780)
Balance, December 31, 2014	559
Charges to expense and deferred revenue	1,529
Write-offs	(918)
Balance, December 31, 2015	1,170
Charges to expense and deferred revenue	376
Write-offs	(1,223)
Balance, December 31, 2016	$323

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

Research and Development
We expense research and development costs, including costs to develop software products to be marketed to external users, before technological feasibility of such products is reached. We believe our software development process is essentially complete concurrent with the establishment of technological feasibility; accordingly, development costs are expensed as incurred.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. Amortization of the capitalized costs begins when the associated product or enhancement is released. As of December 31, 2016, we have released all of the products and enhancements related to the $9.0 million of capitalized costs.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value of the underlying asset. If such evaluations indicate the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There was no impairment charge related to capitalized software development costs during the years ended December 31, 2016, 2015 or 2014.

	Year Ended December 31,
(Dollars in thousands)	2016	2015	2014
Software development costs capitalized during period	$—	$—	$5,924
Amortization of capitalized software development costs	3,228	2,012	65

Capitalized software development costs consist of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(5,305)	(2,077)
	$3,676	$6,904

As of December 31, 2016 and 2015 the net balance of software development costs is included in other assets.

We expect future amortization expense to be as follows (in thousands):

2017	$2,479
2018	1,197
$3,676

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

We did not incur any long-lived asset impairment charges in the years ended December 31, 2016, 2015 or 2014.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net tangible and intangible assets of acquired entities. We perform a goodwill impairment test annually during the fourth quarter and more frequently if an event or circumstance indicates that an impairment may have occurred. Such events or circumstances may include significant adverse changes in the general business climate, among other things.

To test for impairment, we can choose to first make a qualitative assessment to determine whether it is more likely than not that goodwill is impaired before applying the two-step goodwill impairment test. If the conclusion is it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then perform a two-step goodwill impairment test. During 2016, 2015 and 2014, we elected to forgo the qualitative assessment, and proceeded to the first step of the test for goodwill impairment. Under the first step, the fair value of the reporting unit is compared with its carrying value, and, if an indication of goodwill impairment exists for the reporting unit, we must perform step two of the impairment test (measurement). Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill as determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. We determined that the fair value of the reporting unit substantially exceeded its carrying value and, accordingly, we did not record any charges related to goodwill impairment during the years ended December 31, 2016, 2015 or 2014.

Intangible Assets
Finite-lived intangible assets are amortized using the straight-line method over their estimated useful life. Finite-lived intangible assets are reviewed for impairment as discussed above under “Accounting for the Impairment of Long-Lived Assets.”

Other Assets
Other assets include deposits for facility leases, capitalized software development costs and other miscellaneous long-term assets.

Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition from our subscription license, perpetual license, hosting, professional services and support and maintenance revenues described above and are recognized as the revenue recognition criteria are met. We generally invoice our customers in annual installments. Accordingly, the deferred revenue balance does not represent the total contract value of annual or multi-year non-cancelable subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized as revenue ratably over the associated contract term. We defer the professional service fees in situations where the professional services and subscription or perpetual contracts are accounted for as a single unit of accounting. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent. Approximately 4% and 6% of total deferred revenue as of December 31, 2016 and 2015, respectively, related to deferred professional services revenues.

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

We sell our products to companies in diverse industries and do not require our customers to provide collateral to support accounts receivable. When necessary, credit reviews of significant customers are performed prior to extending credit. The determination of a customer’s ability to pay requires significant judgment, and failure to collect from a customer can adversely affect revenue, cash and net income.

No individual customer accounted for 10% or more of total revenue in the years ended December 31, 2016, 2015 or 2014. No customer accounted for 10% or more of total accounts receivable at December 31, 2016 or 2015.

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

We estimate the fair value of performance-based stock option awards using a Monte Carlo simulation model which requires the input of assumptions, including expected term, stock price volatility and the risk-free rate of return.

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

Commissions
Commissions are recorded as a component of sales and marketing expenses and consist of the variable compensation paid to our direct sales force. Generally, sales commissions are earned and recorded as an expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales personnel are recoverable only in the case that we cannot collect against any invoiced fee associated with a sales order. Commission expense was $11.2 million, $11.8 million and $13.7 million, for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Advertising Costs
Advertising costs are expensed as incurred as a component of sales and marketing expense and totaled $4.1 million, $5.6 million and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Foreign Currency Translation
The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component of stockholders’ equity. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the periods presented. Foreign currency transaction gains and losses are included in net loss. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the respective exchange rates in effect on the Consolidated Balance Sheet dates. Foreign currency transaction gains and losses were not material in the years ended December 31, 2016, 2015 or 2014.

Note 3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities consisted of the following as of December 31, 2016 and 2015 (in thousands):

December 31, 2016
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$13,434	$—	$—	$13,434
Cash equivalents:
Money market mutual funds	16,126	—	—	16,126
Total cash and cash equivalents	29,560	—	—	29,560
Short-term marketable securities:
Commercial paper	11,664	—	—	11,664
Corporate notes and bonds	35,555	—	(37)	35,518
Government obligation	5,004	—	(1)	5,003
U.S. agency obligations	27,479	—	(8)	27,471
Total short-term marketable securities	79,702	—	(46)	79,656
Cash, cash equivalents and short-term marketable securities	$109,262	$—	$(46)	$109,216
December 31, 2015
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$9,624	$—	$—	$9,624
Cash equivalents:
Money market mutual funds	246	—	—	246
Total cash and cash equivalents	9,870	—	—	9,870
Short-term marketable securities:
Commercial paper	7,485	—	—	7,485
Corporate notes and bonds	44,483	—	(60)	44,423
Government obligations	12,010	—	(12)	11,998
U.S. agency obligations	32,543	—	(39)	32,504
Total short-term marketable securities	96,521	—	(111)	96,410
Marketable securities, noncurrent:
Corporate notes and bonds	4,453	—	(17)	4,436
Government obligations	1,997	—	(4)	1,993
Total marketable securities, noncurrent	6,450	—	(21)	6,429
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$112,841	$—	$(132)	$112,709

As of December 31, 2016 and 2015, we did not consider any of our investments to be other-than-temporarily impaired and, as of December 31, 2016, we did not have any marketable securities, noncurrent.

As of December 31, 2016, all of our investments in marketable securities are considered available-for-sale.

See also Note 6.

Note 4. Property and Equipment, net

The following table sets forth the components of property and equipment (in thousands):

	December 31,
	2016	2015
Computers, equipment and software	$33,729	$37,249
Leasehold improvements	5,555	5,546
Capital leases	826	—
Furniture and fixtures	2,867	2,630
Construction in progress	1,430	3,666
	44,407	49,091
Less accumulated depreciation and amortization	(34,824)	(36,344)
	$9,583	$12,747

Depreciation expense related to property and equipment was as follows (in thousands):

Year Ended December 31,
2016	2015	2014
$6,271	$7,800	$9,351

Note 5. Goodwill and Intangible Assets, net

Our goodwill balance did not change during the years ended December 31, 2016, 2015 or 2014.

The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	December 31, 2016	December 31, 2015
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(18,474)	(16,103)
		1,967	4,338
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)
		—	—
Covenants not to compete	1-4 years	2,028	2,028
Accumulated amortization		(2,028)	(1,976)
		—	52
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,939)	(1,783)
		—	156
Total intangible assets, net		$1,967	$4,546

Amortization expense related to intangible assets was as follows (in thousands):

Year Ended December 31,
2016	2015	2014
$2,579	$4,902	$4,862

Estimated future amortization expense as of December 31, 2016, is as follows (in thousands):

2017	1,587
2018	380
$1,967

Note 6. Fair Value Measurements of Assets and Liabilities

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following table presents our financial assets that were measured at fair value on a recurring basis (in thousands):

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$16,126	$—	$—	$16,126
Marketable securities
Commercial paper	—	11,664	—	11,664
Corporate notes and bonds	—	35,518	—	35,518
Government obligations	—	5,003	—	5,003
U.S. agency obligations	—	27,471	—	27,471
	—	79,656	—	79,656
Total	$16,126	$79,656	$—	$95,782

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$246	$—	$—	$246
Marketable securities
Commercial paper	—	7,485	—	7,485
Corporate notes and bonds	—	48,859	—	48,859
Government obligations	—	13,991	—	13,991
U.S. agency obligations	—	32,504	—	32,504
	—	102,839	—	102,839
Total	$246	$102,839	$—	$103,085

We did not have any financial liabilities measured at fair value on a recurring basis at December 31, 2016 or 2015.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. See the Consolidated Statements of Comprehensive Loss.

We recognize or disclose the fair value of certain assets, such as non-financial assets, primarily long-lived assets, goodwill, intangible assets and certain other assets in connection with impairment evaluations. All of our non-recurring valuations use significant unobservable inputs and therefore fall under Level 3 of the fair value hierarchy. During 2016, 2015 and 2014 we did not record any other-than-temporary impairments on those financial and non-financial assets required to be measured at fair value on a non-recurring basis.

The carrying value of our term loan approximates its fair value and falls under Level 2 of the fair value hierarchy, as the interest rate is variable and based on current market rates.

There were no changes to our valuation techniques during 2016.

Note 7. Long-Term Debt

Credit Facility with Silicon Valley Bank
We have a secured revolving loan facility and term loan facility of up to $30.0 million with Silicon Valley Bank (“SVB”), which, as amended in March 2016, expires May 23, 2017 (the “Loan Agreement”). Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio.

Repayment on the term loan began July 1, 2012, and is payable in quarterly installments of $0.6 million, plus accrued interest.

The adjusted quick ratio is a ratio of our unrestricted cash and cash equivalents to our current liabilities minus the current portion of our deferred revenue. Interest on the revolving loans and the term loans is due and payable in arrears at the end of an interest period of 30, 60 or 90 days, as selected by us, for loans that bear interest based on the adjusted LIBOR rate, or quarterly for loans that bear interest based on the prime rate. Obligations under the loan facility are secured by a security interest in substantially all of our assets, excluding intellectual property.

The Loan Agreement contains affirmative and negative covenants subject to certain exceptions. We must also comply with financial covenants under the Loan Agreement, including a minimum quick ratio.

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

At December 31, 2016, we had $0.6 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement, $0.6 million of term loans outstanding at an interest rate of 2.96%, $30.0 million was available under the revolving loan facility and we were in compliance with all covenants.

Summary
Our long-term debt is summarized as follows (in thousands):

	December 31,
	2016	2015
Silicon Valley Bank loans	$600	$3,600
Less current portion	(600)	(2,400)
	$—	$1,200

Note 8. Stock-Based Awards and Stock-Based Compensation

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

The 2011 Plan replaced two previous plans. Awards that were outstanding upon termination of the previous plans remained outstanding pursuant to their original terms, and awards subsequently terminated return to the pool of shares available for grant under the 2011 Plan.

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

Option Exchange Program
On August 5, 2016, we commenced an option exchange which permitted employees (other than directors and named executive officers) to surrender certain outstanding stock options with per share exercise prices above $6.58 for cancellation in exchange for the grant of replacement RSUs covering a lesser number of shares and subject to a different vesting schedule. This option exchange was completed on September 2, 2016. Options to purchase a total of 586,275 shares of common stock with a weighted-average exercise price of $11.29 per share were canceled and replaced with 122,400 RSUs, with per share fair value of $4.33, on September 2, 2016. The replacement RSUs will vest quarterly over the next two years. We accounted for this option exchange as a stock option modification in accordance with the provisions of ASC 718 Share-Based Compensation. We recorded incremental stock-based compensation expense of $0.3 million in addition to the remaining stock-based compensation expense attributable to the exchanged stock options to be amortized over the two-year vesting period of the replacement RSUs.

2015 Employee Stock Purchase Plan
In May 2015, our stockholders approved the adoption of the ESPP, pursuant to which 2,000,000 shares of common stock have been reserved for issuance to participating employees. Eligible employees may elect to contribute up to 15% of their base salary during each pay period, up to $25,000 in a calendar year, for the purchase of up to 3,000 shares during a purchase period. The ESPP provides for separate overlapping 12 month offering periods starting every six months. Each offering has two purchase dates occurring every six months on designated dates. The offerings under the ESPP commence on May 15 and November 15 of each calendar year, with the first purchase having occurred in May 2016. Any eligible employee may participate in only one offering period at a time and may purchase shares only through payroll deductions permitted under the ESPP. At the end of each six-month period, the purchase price is determined and the accumulated funds are used to purchase shares of common stock. The purchase price per share is equal to 85% of the lesser of the fair market value of the common stock on the first day of the offering period or the date of purchase.

A total of 488,823 shares were purchased pursuant to the ESPP during 2016 at a weighted average purchase price of $3.30 per share, which represents a weighted average discount of $0.60 per share compared to the fair market value of our common stock on the dates of purchase. At December 31, 2016, 1,511,177 shares of our common stock remained available for purchase and were reserved for issuance under the ESPP.

Stock Option Activity
Certain information regarding stock option activity and stock options outstanding as of December 31, 2016 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2015	3,642,166	6,976,957	$5.59
Additional shares reserved	2,979,417
Granted – stock options	(1,217,157)	1,217,157	3.49
Granted – performance based options	(920,000)	920,000	3.79
Forfeited – stock options	1,701,245	(1,701,245)	9.39
Exercised – stock options		(157,110)	1.75
Granted – RSUs	(3,645,209)
Forfeited – RSUs	1,062,176
Vested RSUs adjusted for taxes	256,666
Balances, December 31, 2016	3,859,304	7,255,759	$4.20	5.87	$8,641
Exercisable at December 31, 2016		4,092,661	$4.10	3.48	$7,289
Vested and expected to vest		6,978,257	$4.18	5.77	$8,535

On January 1, 2016, an additional 3,072,200 shares were reserved for future awards under the 2011 Plan.

Restricted Stock Activity
Restricted stock results from the grant of PSUs and RSUs. The shares of restricted stock vest over the period specified in the related PSU and RSU agreements.

Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2015	4,498,292	$6.98
Granted – RSUs	3,645,209	3.58
Vested – RSUs	(1,989,039)	6.74
Forfeited – RSUs	(1,062,176)	5.98
Balances, December 31, 2016	5,092,286	$4.85

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.

Stock-Based Compensation
The fair value of the stock-based options granted to employees was determined using the Black-Scholes-Merton option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	6.0	6.0	6.0
Risk-free interest rate	1.37%	1.75%	1.83%
Volatility	50.24%	50.62%	50.43%
Dividend yield	0%	0%	0%

We granted performance-based options to certain of our executives during the year ended December 31, 2016. These performance-based options will vest if the closing price of our common stock remains above certain predetermined target prices for 30 consecutive days within a 4-year period following the respective award's grant date, subject to continued service by the award holder through such date. No performance-based options were vested or released during the year ended December 31, 2016.

The following weighted average assumptions were used in determining the fair value pursuant to the Monte Carlo simulation:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	0.96	0	0
Risk-free interest rate	1.84%	0%	0%
Volatility	49.98%	0%	0%
Dividend yield	0%	0%	0%

The following weighted average assumptions were used to determine the fair value of ESPP shares purchased in the periods presented:

	Year Ended December 31,
	2016	2015	2014
Expected term (in years)	0.75	0.70	0
Risk-free interest rate	0.67%	0.41%	0%
Volatility	29.55%	36.20%	0%
Dividend yield	0%	0%	0%

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

Certain information regarding our stock-based compensation was as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Weighted average per share grant date fair value of stock options granted	$1.65	$2.65	$3.68
Weighted average per share grant date fair value of ESPP purchase rights	$1.32	$1.32	$—
Total intrinsic value of stock options exercised	$319	$4,444	$12,573
Total fair value of restricted stock and stock options vested	$15,461	$19,320	$38,071

Stock-based compensation was included in our Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenues	$2,162	$3,029	$4,276
Research and development	3,809	7,078	10,642
Sales and marketing	3,373	3,775	10,852
General and administrative	6,239	6,423	7,138
Restructuring	21	—	—
Total	$15,604	$20,305	$32,908
Stock-based compensation related to non-employee awards (included in stock-based compensation above)	$—	$—	$41
Stock-based compensation capitalized related to the development of internal-use software	$—	$—	$1,370

There were no grants of stock-based awards to non-employees in 2016, 2015 or 2014. Vesting of shares granted to non-employees was contingent on the individual continuing to provide service. Expense for these awards was calculated using the Black-Scholes-Merton option-pricing model. These awards are equity classified and were marked to market each period with the change in fair value recorded in earnings. At December 31, 2016, there were no options exercisable for shares of our common stock by non-employees.

As of December 31, 2016, we had unrecognized compensation expense related to all stock-based awards of $26.3 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

Note 9. Income Taxes

Income Tax Provision
Pretax income (loss) was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(13,584)	$(35,009)	$(55,660)
Foreign	843	1,407	645
Total	$(12,741)	$(33,602)	$(55,015)

The provision for federal, state and foreign income taxes was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax provision:
Federal	$—	$—	$—
State	19	157	50
Foreign	1,085	965	1,015
Total current tax provision	1,104	1,122	1,065
Deferred tax provision:
Federal	103	103	50
State	16	26	23
Foreign	—	—	—
Total deferred tax expense	119	129	73
Provision for income taxes	$1,223	$1,251	$1,138

The reconciliation of the statutory federal income tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
State tax	0.3	(11.1)	(6.9)
Change in valuation allowance	32.3	45.9	40.0
Permanent differences	11.0	5.4	5.3
Tax credits	(5.3)	(6.2)	(3.8)
Foreign rate impact	(1.0)	(0.6)	(0.2)
Foreign tax withheld at source	4.0	1.5	—
Other	2.3	2.8	1.7
	9.6%	3.7%	2.1%

Deferred Income Taxes
Deferred income taxes reflect the net tax effects of (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (ii) operating losses and tax credit carryforwards. The tax effects of significant items comprising our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss (“NOL”) carryforwards	$80,343	$74,486
Accrued expenses, reserves and allowances	2,853	940
Deferred revenue	8,498	16,545
Tax credit carryforwards	10,632	12,079
Deferred rent	205	320
Depreciation	1,975	820
Stock-based compensation	18,097	16,077
Amortizable intangibles	1,090	203
Other	193	256
Total deferred tax assets	123,886	121,726
Deferred tax liabilities:
Indefinite lived intangibles	(485)	(367)
Total deferred tax liabilities	(485)	(367)
Valuation allowance	(123,886)	(121,726)
Net deferred taxes	$(485)	$(367)

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

Certain other information regarding our deferred income taxes was as follows:

(Dollars in thousands)	Year Ended December 31,
	2016	2015	2014
Increase in valuation allowance	$2,160	$14,186	$21,463

(Dollars in millions)	December 31,
	2016	2015
Federal NOL carryforwards	$263.5	$250.2
State NOL carryforwards	338.5	313.5
Tax credit carryforwards	11.3	12.9

These carryforwards expire between 2017 and 2036.

Approximately $74.9 million of our NOL carryforwards at December 31, 2016 were generated as a result of excess tax deductions related to exercises of stock options and disqualifying dispositions. If utilized, this portion of our carryforwards, as tax effected, will be accounted for as a direct increase to contributed capital rather than as a reduction of that year’s provision for income taxes. NOL carryforwards created by excess tax benefits from the exercise of stock options are not recorded as deferred tax assets. Accordingly, the deferred tax assets related to the net operating losses were reduced by $31.1 million and $31.6 million at December 31, 2016 and 2015, respectively.

Unrecognized Tax Benefits
We recognize the effect of income tax positions only if those positions are more likely than not of being sustained. We recognize penalties and interest related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2016 and 2015, the accrued penalties or interest recorded in the consolidated financial statements were insignificant. Only $0.4 million of the unrecognized tax benefits would currently have an impact on the effective tax rate if recognized. The following is a reconciliation of our unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2016	2015	2014
Beginning balance	$455	$567	$409
Additions based on tax positions related to the current year	165	185	240
Reductions based on tax positions related to the current year	—	(74)	—
Additions based on prior year tax positions	720	—	36
Reductions for tax positions in prior years	(234)	(223)	(118)
Settlements	—	—	—
Ending balance	$1,106	$455	$567

We are subject to income taxes in U.S. federal and various state, local and foreign jurisdictions. Generally, we are no longer subject to U.S. federal, state and local tax examinations for tax years ended before December 31, 2012. However, to the extent allowed by law, the tax authorities may have the right to examine prior periods where NOLs or tax credits were generated and carried forward, and make adjustments up to the amount of the NOL or credit carryforward. At December 31, 2016, we were not under exam in any jurisdictions. There could be a significant impact to our uncertain tax positions over the next twelve months depending on the outcome of any audit. We do not anticipate that unrecognized tax benefits will decrease relating to expiring statutes of limitation by the end of 2017.

Unrepatriated Foreign Earnings
We repatriated $0.1 million of earnings from our foreign subsidiaries in 2016. We did not repatriate any earnings of our foreign subsidiaries in 2015 or 2014. We plan to indefinitely reinvest the remaining earnings of all of our foreign subsidiaries overseas. Should we plan to repatriate any foreign earnings in the future, we will be required to establish an income tax liability and recognize additional income tax expense related to such earnings. As of December 31, 2016, we had $1.4 million of unrepatriated foreign earnings.

Note 10. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(13,964)	$(34,853)	$(56,153)
Denominator:
Weighted-average common shares outstanding	77,494	75,365	71,251
Less: Weighted-average unvested common shares subject to repurchase or forfeiture	—	148	500
Weighted-average shares used to compute net loss per share, basic and diluted	77,494	75,217	70,751
Net loss per share, basic and diluted	$(0.18)	$(0.46)	$(0.79)

Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2016	2015	2014
Shares subject to outstanding common stock options	7,255,759	6,976,957	7,329,575
Unvested restricted common stock	5,092,286	4,498,292	4,043,912
Common stock subject to repurchase	—	—	313,412
Purchase rights from employee stock purchase plans	83,831	8,268	—
	12,431,876	11,483,517	11,686,899

Note 11. Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$117	$123	$181
Cash paid for income taxes	783	634	235

Supplemental Non-Cash Information
Construction costs funded by landlord tenant improvement allowance	$—	$741	$—
Property and equipment acquired through capital leases	$826	$—	$—

Note 12. Commitments and Contingencies

Legal Matters
From time to time, we may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Operating Leases
Operating lease payments primarily relate to equipment leases and non-cancelable operating leases.

Rent expense was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross rent expense	$7,404	$7,677	$7,023
Less: Sublease income	(217)	(254)	(45)
Net rent expense	$7,187	$7,423	$6,978

As of December 31, 2016, we do not sublease any of our facilities.

The approximate future minimum lease payments required under operating leases were as follows (in thousands):

Year ending December 31,
2017	$5,583
2018	4,698
2019	3,263
2020	1,953
2021	1,493
Thereafter	887
$17,877

Contractual Commitments
We have commitments under non-cancelable purchase orders or vendor agreements of $10.8 million at December 31, 2016. The non-cancelable purchase order and vendor agreement commitments will be filled at various times through the fourth quarter of 2019.

Note 13. Geographic Information

Sales to countries which represented 10% or more of our total revenues, determined based on the location of the end customer, were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$149,403	$143,819	$135,876
Rest of world	54,691	51,974	42,817
	$204,094	$195,793	$178,693

Our long-lived net assets are classified by major geographic areas as follows (in thousands):

	Year Ended December 31,
	2016	2015
U.S.	$8,990	$14,076
Israel	2,322	2,199
Netherlands	—	634
United Kingdom	238	384
	$11,550	$17,293

Note 14. Employee Benefit Plan

We offer a 401(k) employee savings plan to our U.S.-based employees. We make a nondiscretionary matching contribution equal to 100% of the first 3% and 50% of the next 2% of compensation contributed by employees. We made matching contributions as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
401(k) matching contributions	$2,351	$2,485	$2,413

Note 15. Related-Party Transactions

Certain members of our board of directors also serve on the board of directors or are employees of certain of our customers and in some cases our board members are also investors of these customers. Certain information regarding these customers was as follows (in thousands):

	December 31,
	2016	2015
Accounts receivable	$63	$230
Deferred revenue, current	372	461
Deferred revenue, non-current	7	56

	Year Ended December 31,
	2016	2015	2014
Revenues	$789	$1,046	$929

Note 16.    Disgorgement Funds Received
On January 8, 2015, we received $1.1 million from a stockholder in settlement of a claim under Section 16(b) of the Exchange Act of 1934, as amended. We recognized the amount when realized in other, net on our Consolidated Statements of Operations. The amount is reflected as a non-recurring gain in our financing cash flows on our Consolidated Statements of Cash Flows.
Note 17.    Restructuring

In May 2016, our board of directors approved a restructuring plan (the “2016 Realignment Plan”)to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, align our operations with evolving business needs and improve efficiencies. During 2016, restructuring charges under the 2016 Realignment Plan included $4.1 million in employee severance benefits and other costs, which were included as restructuring on our Consolidated Statements of Operations. Other costs primarily consist of legal, consulting, and other costs related to employee terminations. The 2016 Realignment Plan included a reduction in our workforce that resulted in the termination of approximately 14% of our personnel across our global operations and was substantially completed by September 30, 2016.

The restructuring accrual, which is included in accrued payroll and related liabilities, is expected to be paid in full by the second quarter of 2017. Changes in the restructuring accrual during 2016 were as follows (in thousands):

	Severance Costs	Other Costs	Total
Balance of restructuring accrual, December 31, 2015	$—	$—	$—
Charges incurred	3,697	406	4,103
Cash payments made	(3,615)	(406)	(4,021)
Balance of restructuring accrual, December 31, 2016	$82	$—	$82

Note 18. New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and thus the new standard will become effective for us on January 1, 2018.

The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. We currently plan to adopt using the modified retrospective approach. However, our decision regarding the adoption method has not been finalized at this time. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, including that of software procured from third-party providers, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements.

We are in the initial stages of our assessment of the impact of the new standard on our accounting policies, processes and system requirements. We have assigned internal resources and engaged third party service providers to assist with the assessment and implementation and we have made and will continue to make investments in systems to enable timely and accurate reporting under the new standard. Although we have not concluded on what impact the new standard will have, we anticipate the impact on our consolidated financial statements will be material.

We currently believe the most significant impact relates to our accounting for software license revenue and professional services revenue. Under current industry-specific software revenue recognition guidance, we have historically concluded that we did not have VSOE of fair value for the undelivered services related to time-based licenses, and accordingly, we have recognized time-based licenses and related services ratably over the subscription term. Professional services included in an arrangement with subscription revenue have also been recognized ratably over the subscription term. The new standard does not retain the concept of VSOE, and thus requires an evaluation of whether time-based licenses and related services, including professional services, are distinct performance obligations and, therefore, should be separately recognized at a point in time or over time. Based on our current assessment, we expect that software license revenue and professional services revenue, bundled with other elements, will be recognized upon delivery after adoption of the new standard. We expect revenue related to support and maintenance, hosting, and standalone professional services to remain substantially unchanged. Due to the complexity of certain of our software license subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of delivery.

We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance, as interpreted by the FASB Transition Resource Group for Revenue Recognition (“TRG”), requires the capitalization of all incremental costs to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the costs are expected to be recovered. The new cost guidance also requires entities to determine whether the costs relate to specific anticipated contracts, potentially extending the amortization period beyond the initial contract period. We currently believe this guidance will result in capitalizing additional costs of obtaining a contract with a customer, including additional sales commissions and that the period of benefit for deferred commission costs will likely be longer than the initial contract period. Under our current accounting policy, we amortize the capitalized costs over the underlying contractual period.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard will have a material impact on our consolidated financial statements, we do not know and cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases," which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase their reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under noncancelable operating leases are disclosed in Note 12.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805) - Clarifying the Definition of a Business." ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2017 and should be applied prospectively on or after the effective date. We do not expect the adoption of ASU 2017-01 to have a material effect on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test, which required an entity to determine the fair value of its assets and liabilities at the impairment testing date. ASU 2017-04 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

Note 19. Selected Quarterly Financial Data (Unaudited)

	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Total revenues	$50,661	$51,017	$50,721	$51,695
Gross profit	32,226	33,673	34,643	36,140
Net income (loss)	(7,409)	(6,725)	(745)	915
Basic net income (loss) per share	(0.10)	(0.09)	(0.01)	0.01
Diluted net income (loss) per share	(0.10)	(0.09)	(0.01)	0.01
	For the Quarter Ended
(Dollars in thousands, except per share amounts)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Total revenues	$47,126	$48,611	$49,905	$50,151
Gross profit	29,900	30,460	31,740	31,499
Net loss	(8,165)	(9,310)	(8,829)	(8,549)
Basic net loss per share	(0.11)	(0.12)	(0.12)	(0.11)
Diluted net loss per share	(0.11)	(0.12)	(0.12)	(0.11)

Basic and diluted net income (loss) per share for the four quarters of each year in the table above may not sum to the total for each year because of the different number of weighted-average shares outstanding in each respective period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

KPMG LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Jive Software, Inc.:

We have audited Jive Software, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Jive Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Jive Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jive Software, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
February 28, 2017

ITEM 9B.    OTHER INFORMATION

On February 26, 2017, our Compensation Committee took action to increase Ofer Ben-David’s base salary to $400,000, with such change effective April 1, 2017.  This change was made after consideration of market data, Mr. Ben-David’s performance in his role, and the strategic importance of our engineering operations.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) anticipated to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2016, pursuant to Regulation 14A under the Exchange Act. See “Election of Board of Directors,” “Meetings of the Board of Directors,” “Committees of the Board of Directors,” “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.    EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference to our 2017 Proxy Statement. See “Executive Compensation,” “Non-Employee Director Compensation” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference to our 2017 Proxy Statement. See “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated by reference to our 2017 Proxy Statement. See Election of Board of Directors,” “Committees of the Board of Directors” and “Director Independence.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated by reference to our 2017 Proxy Statement. See “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 28, 2017		JIVE SOFTWARE, INC.

		By:	/s/ Elisa Steele
Elisa Steele
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017.

Principal Executive Officer and Director:

By:	/s/ Elisa Steele
Elisa Steele
Chief Executive Officer and Director

Principal Financial and Accounting Officer:

By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
EVP and Chief Financial Officer

Directors:

By:	/s/ Margaret A. Breya
Margaret A. Breya, Director

By:	/s/ Stephen R. Darcy
Stephen R. Darcy, Director

By:	/s/ Philip Koen
Philip Koen, Director

By:	/s/ Tom J. Reilly
Tom J. Reilly, Director

By:	/s/ Charles J. Robel
Charles J. Robel, Director

By:	/s/ Gabrielle Toledano
Gabrielle Toledano, Director

By:	/s/ Balaji Yelamanchili
Balaji Yelamanchili, Director

By:	/s/ Anthony Zingale
Anthony Zingale, Chairman

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.6*	Offer Letter, between Jive Software, Inc. and Ofer Ben-David, dated November 19, 2014. (8) (Exhibit 10.6)

10.7	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.8	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.9	Second Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 31, 2012. (4) (Exhibit 10.14)

10.10	Lease Agreement between Jive Software, Inc. and TTC Partners III, LLC, dated May 13, 2010. (1) (Exhibit 10.14)

10.11	Amendment to Lease Agreement between Jive Software, Inc. and TTC Partners III, LLC, dated October 28, 2016

10.12	Lease Agreement between Jive Software, Inc. and Water Tower Fee Owner, LLC, dated October 14, 2016

10.13	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012. (3) (Exhibit 10.1)

10.14	First Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated April 26, 2013. (5) (Exhibit 10.1)

10.15	Second Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated February 18, 2014. (6) (Exhibit 10.1)

10.16	Third Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated March 31, 2015. (9) (Exhibit 10.1)

10.17	Fourth Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated March 29, 2016. (12) (Exhibit 10.1)

10.18*	Form of Change of Control and Retention Agreement for Bryan LeBlanc, Ofer Ben-David, Jeffrey Lautenbach and David Puglia. (1) (Exhibit 10.17)

10.19*	Transition Agreement dated November 3, 2014, by and between Jive Software, Inc. and Anthony Zingale. (7) (Exhibit 10.2)

10.20*	2012 Executive Bonus Plan. (2) (Exhibit 10.1)

10.21*	Amended and Restated Offer Letter, dated February 9, 2015, by and between Jive Software, Inc. and Elisa Steele. (8) (Exhibit 10.17)

10.22*	Amended and Restated Change of Control and Retention Agreement, dated February 9, 2015, by and between Jive Software, Inc. and Elisa Steele. (8) (Exhibit 10.18)

E-1

Exhibit Number	Description
10.23*	2015 Employee Stock Purchase Plan. (10) (Exhibit 4.5)

10.24*	Offer letter between Jive Software, Inc. and Jeffrey Lautenbach, dated August 3, 2015. (11) (Exhibit 10.1)

10.25*	Offer letter between Jive Software, Inc. and David Puglia, dated September 9, 2015. (11) (Exhibit 10.2)

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2**
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

**
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Jive Software, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(1)
Incorporated by reference to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011. The number given in parentheses indicates the corresponding exhibit number in such Form S-1.

(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.

(3)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.

(4)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 7, 2012.

(5)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 1, 2013.

(6)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on February 19, 2014.

(7)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 6, 2014.

(8)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on February 27, 2015.

(9)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2015.

(10)	Incorporated by reference to Form S-8 as filed with the Securities and Exchange Commission on June 16, 2015.

(11)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2015.

(12)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 10, 2016.

E-2