Form 10-K/A
period 2016-12-31
Jive Software, Inc.
filed 2017-05-01
CIK 1462633

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-K/A
Amendment No. 1
________________________
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2016
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-35367
________________________
JIVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
________________________

Delaware	42-1515522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Orchard City Drive, Suite 100, Campbell California	95008
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (669) 282-4000
Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
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

The number of shares outstanding of the Registrant’s Common Stock as of April 17, 2017 was 79,216,364 shares.

JIVE SOFTWARE, INC.
2016 FORM 10-K/A ANNUAL REPORT

1

EXPLANATORY NOTE

Jive Software, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Part IV, Item 15 has also been amended to include certain exhibits required to be filed as part of this Amendment No. 1.

This Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and certain other information for each of the current members of our board of directors and executive officers. All information is as of April 17, 2017.

Name	Age	Current Position(s) with Company
Executive Officers:
Elisa A. Steele	50	Chief Executive Officer and Director
Bryan J. LeBlanc	50	Executive Vice President and Chief Financial Officer
Ofer Ben-David	45	Executive Vice President, Engineering
Jeff Lautenbach	48	President Worldwide Field Operations
David Puglia	54	Executive Vice President and Chief Marketing Officer
Non-Employee Directors:
Margaret ("Marge") A. Breya(3)	55	Director
Stephen ("Steve") R. Darcy(3)	62	Director
Robert Frankfurt	51	Director
Philip Koen(1)(2)	65	Director
Thomas J. Reilly(1)	54	Director
Charles ("Chuck") J. Robel(2)(3)	67	Director
Gabrielle Toledano(1)(2)	50	Director
Balaji Yelamanchili	54	Director
Anthony Zingale	61	Chairman

(1)	Member of the Compensation Committee

(2)	Member of the Nominating and Corporate Governance Committee

(3)	Member of the Audit Committee

Executive Officer Biographies

Elisa A. Steele has served as a Director since February 2015. Ms. Steele is currently our Chief Executive Officer and previously served in the role of the Office of the CEO from November 2014 through February 2015. Prior to that, from January 2014 through August 2014, Ms. Steele served as our Executive Vice President of Strategy and Chief Marketing Officer and, from August 2014 through November 2014, Ms. Steele served as our Executive Vice President of Marketing and Products. From August 2013 to December 2013, Ms. Steele served as Corporate Vice President and Chief Marketing Officer of Consumer Applications and Services at Microsoft, Inc., a developer and marketer of software, services and related devices. Ms. Steele worked as Chief Marketing Officer of the Skype business (owned by Microsoft) from July 2012 to August 2013. Prior to that, Ms. Steele served as Executive Vice President and Chief Marketing Officer at Yahoo! Inc., an internet services company, from March 2009 to December 2011, and Senior Vice President of Corporate Marketing at NetApp from March 2005 to February 2009. Ms. Steele holds a B.S. in Business Administration from the University of New Hampshire and an M.B.A. in Marketing and Management from San Francisco State University. Ms. Steele was selected to serve on our board of directors due to the perspective and experience she brings as our Chief Executive Officer and her background as an executive in a number of large public technology companies.

Bryan J. LeBlanc, has served as our Executive Vice President and Chief Financial Officer since July 2008. Prior to joining us, Mr. LeBlanc served as the Chief Financial Officer of Webtrends Inc., a web analytics software company, from March 2006 to July 2008. Prior to that, Mr. LeBlanc served as Vice President of Finance and Operations for Mercury Interactive Corporation from May 2002 to March 2006. From March 2001 to May 2002, Mr. LeBlanc served as Chief Financial Officer of inSilicon Corporation, a semiconductor IP provider. From March 2000 to March 2001, Mr. LeBlanc was Chief Financial Officer for Fogdog, Inc., an online retailer of sporting goods and related merchandise. From June 2007 to September 2009, Mr. LeBlanc was a member of the board of directors of Borland Software Corporation. Mr. LeBlanc is currently a director on the board of directors of SOASTA. Mr. LeBlanc holds a B.A. degree in Biology from Holy Cross College and an M.B.A. in Finance and Marketing from Santa Clara University.

Ofer Ben-David, has served as our Executive Vice President of Engineering since December 2014. Prior to joining us, from August 2013 to December 2014, Mr. Ben-David served as Vice President of Engineering and, from May 2011 through August 2013, as Senior Director of Engineering at VMware, a cloud and virtualization software and services provider. Prior to VMware, from January 2011 to May 2011, Mr. Ben-David served as Vice President, Product Development, Quality Assurance and Performance at Oracle Corporation, a computer technology company. From April 2009 through December 2010, Mr. Ben-David served as Senior Director of Research and Development Engineering Services at Hewlett-Packard Company, an information technology company. From December 2006 through March 2009, Mr. Ben-David served as Senior Director of Quality Assurance and Offshore Management for Mercury Products at Hewlett-Packard. Mr. Ben-David joined Hewlett-Packard as a result of its merger with Mercury Interactive Services, a business technology optimization solutions provider. From December 2004 through December 2006, Mr. Ben-David served as Director of Quality Assurance at Mercury Interactive. Mr. Ben-David holds a B.S. degree in Political Science from Bar-Ilan University and an M.B.A. from Heriot-Watt University.

Jeff Lautenbach, has served as our President Worldwide Field Operations since August 2015. Prior to joining us, Mr. Lautenbach served as the Chief Revenue Officer of hc1.com the worldwide leader in Healthcare Relationship Management, from February 2014 to August 2015. Prior to that, Mr. Lautenbach served as President of CRM at SAP, responsible for leading strategy, sales, operations and mergers and acquisitions, from December 2012 to February 2014. Previously, he served as Senior Vice President for North America Enterprise Commercial Sales for salesforce.com, inc. ("salesforce"), a provider of cloud-based CRM solutions. Mr. Lautenbach was at salesforce from January 2011 to December 2012. Prior to salesforce, Mr. Lautenbach served in a variety of roles over 19 years at IBM, most recently serving as Vice President, West IMT for the Software Group. Mr. Lautenbach currently serves on three private company boards. Mr. Lautenbach holds a B.A. degree in Marketing from Xavier University and an M.B.A. from the University of Illinois.

David Puglia, has served as our Executive Vice President and Chief Marketing Officer since October 2015 and is responsible for leading the company’s worldwide marketing strategies, including branding, end-to-end marketing functions, product marketing, corporate communications and other go-to-market initiatives. Prior to joining Jive, from September 2012 to May 2015, Mr. Puglia served as Chief Marketing Officer at Front Range Solutions, a global leader in Hybrid IT software for mobile device management, which was acquired by ClearLake Partners in February 2015. Previously, Mr. Puglia served as Chief Marketing Officer and SVP, Business Development at ENXSUITE, a leader in energy performance management, from July 2010 to October 2012. Mr. Puglia holds B.S. degrees in Computer Science and Psychology from Rutgers University-Camden.

Non-Employee Director Biographies

Margaret ("Marge") A. Breya has served as a Director since August 2013. Ms. Breya has served as Chief Marketing Officer at Ionic Security since January 2016. Prior to Ionic, Ms. Breya served as the Executive Vice President and Chief Marketing Officer at Informatica Corporation, a leading independent provider of enterprise data integration and data quality software and services, from December 2012 to August 2015. Prior to joining Informatica Corporation, she held various positions at Hewlett-Packard Company, a leading global provider of products, technologies, software, solutions and services, from November 2010 to December 2012, most recently as Senior Vice President of Marketing Services. Ms. Breya also served as Executive Vice President and General Manager at SAP, a market leader in enterprise application software, from January 2008 to November 2010. Ms. Breya has also served as Executive Vice President, General Manager and Chief Marketing Officer at Business Objects, an enterprise software company, and as Chief Marketing Officer and Chief Strategy Officer at BEA Systems, Inc., a provider of enterprise application infrastructure software that was acquired by Oracle Corporation, and as Senior Vice President of Marketing at Sun Microsystems, which was also acquired by Oracle Corporation. Ms. Breya currently serves as a member of the board of directors of LSC Communications, Inc. Ms. Breya previously served as a member of the board of directors of a private company from February 2016 through March 2017. Ms. Breya holds a B.S. in Electrical Engineering from the University of Illinois and an M.B.A. from the University of Oregon. Ms. Breya was selected to serve on our board of directors due to her previous experience and service as a member of our board of directors, her experience as Chief Marketing Officer of a public company and 25 years of general management experience in enterprise software businesses.

Stephen ("Steve") R. Darcy has served as a Director since April 2016. From 1976 through 2014, Mr. Darcy served in various positions at PricewaterhouseCoopers LLP (“PwC”), including Global Chief Quality Officer for the Audit Practice, a member of PwC’s Global Audit Practice Leadership Board and as one of PwC’s national SEC consulting partners. During Mr. Darcy’s tenure at PwC, he also managed their global Computer and Peripherals Industry Practice, global Semiconductor Industry Practice and the Silicon Valley Audit Practice. Mr. Darcy holds a B.S. in Business Administration from Old Dominion University. Mr. Darcy was selected to serve on our board of directors due to his extensive accounting and auditing expertise, as well as his senior leadership experience.

Robert Frankfurt has served as a Director since March 2017. Mr. Frankfurt has served as President of Myca Partners, an investment advisory services firm, since November 2006. Mr. Frankfurt currently serves as a member of the board of directors of Handy & Hartman Ltd., a diversified industrial manufacturer. Mr. Frankfurt previously served on the board of directors of Peerless Systems Corp., an imaging and network technologies and components company, from November 2010 through June 2012, and as a director of Mercury Payment Systems, Inc., a private company that provides integrated transacting processing, from October 2010 until its sale in June 2014. Mr. Frankfurt holds a B.S. in Economics from Wharton School of Business at the University of Pennsylvania and an M.B.A. from the Anderson Graduate School of Management at the University of California at Los Angeles. Mr. Frankfurt was selected to serve on our board of directors due to his significant business, financial and operational acumen within the technology sector.

Philip Koen has served as a Director since March 2016. Mr. Koen currently serves as a Senior Advisor at Intermedia.net, Inc. ("Intermedia"), a provider of cloud services to small and medium-sized businesses. Prior to this role, Mr. Koen served as Executive Chairman of Intermedia from May 2015 through January 2017. Prior to that, he served as CEO and Chairman of the board of directors of Intermedia from May 2010 through May 2015. Prior to joining Intermedia, Mr. Koen served as President of Montero Partners, an advisory services company, from January 2010 through May 2011. Previously, Mr. Koen also served as CEO and Director at Savvis, a global leader in cloud infrastructure and hosted IT solutions, which is now part of CenturyLink for business, from March 2006 through January 2010. Mr. Koen holds a B.S. in Economics from Claremont McKenna College and an M.B.A. from the University of Virginia. Mr. Koen was selected to serve on our board of directors due to his extensive experience as an executive of technology companies, and more specifically his experience with cloud based companies.

Thomas J. Reilly has served as a Director since April 2013. Mr. Reilly has served as the Chief Executive Officer of Cloudera, a developer and distributer of Hadoop, the open source software that powers the data processing engines of web sites, since June 2013. Prior to Cloudera, he served on the board of directors of Eloqua from June 2012 to February 2013. In addition, Mr. Reilly served as Vice President and General Manager of Enterprise Security at Hewlett-Packard Company (“HP”), a leading global provider of products, technologies, software, solutions and services, from November 2010 to May 2012. From December 2006 to May 2010, Mr. Reilly served as Chief Executive Officer of ArcSight, an enterprise security company, which HP acquired in 2010. Prior to this, from April 2004 to October 2006, Mr. Reilly was Vice President of Business Information Services for International Business Machines Corporation (“IBM”), a company that creates business value for clients and solves business problems through integrated solutions that leverage information technology and deep knowledge of business processes. Mr. Reilly currently serves on the board of directors of Cloudera and two private companies. Mr. Reilly holds a B.S. in Mechanical Engineering from the University of California, Berkeley. Mr. Reilly was selected to serve on our board of directors due to his experience as chief executive officer of a public company and 20 years of general management experience in the enterprise software industry ranging from start-up to public companies.

Charles ("Chuck") J. Robel has served as a Director since December 2010. Mr. Robel served as Managing Member and Chief Operating Officer at Hummer Winblad Venture Partners, a venture capital fund, from June 2000 to December 2005. Mr. Robel began his career at PwC, from which he retired as a partner in June 2000, leading both their software and technology group and their merger and acquisition group during his tenure in Silicon Valley. Mr. Robel served on the board of directors of AppDynamics, Inc. from May 2014 to March 2017 prior to the sale of AppDynamics to Cisco Systems, Inc.   From May 2016 to August 2016, Mr. Robel served on the board of directors of Blue Coat, Inc. prior to the sale of Blue Coat to Symantec Corp.  Mr. Robel also served on the board of directors of Informatica Corporation, from June 2011 to December 2014.  Mr. Robel served as the Chairman of the board of directors of McAfee from June 2006 to March 2011 prior to the sale of McAfee to Intel Corporation. Mr. Robel also served as a member of the board of directors of DemandTec, Inc., from September 2006 to February 2012 prior to the sale of DemandTec to IBM. Mr. Robel served as a member of the board of directors of Palo Alto Networks from June 2011 to December 2014. Mr. Robel currently serves on the board of directors of Model N and GoDaddy Inc. Mr. Robel holds a B.S. in Accounting from Arizona State University. Mr. Robel was selected to serve on our board of directors due to his extensive service as a board member of several other technology and software companies and his substantial experience and knowledge in the areas of financial expertise, strategic direction, mergers and acquisitions and corporate governance leadership.

Gabrielle Toledano has served as a Director since November 2015. Ms. Toledano currently serves as an Advisor to Electronic Arts, Inc. ("Electronic Arts"), an interactive entertainment software company. Ms. Toledano previously served as the Chief Talent Officer at Electronic Arts from February 2006 through November 2016. Prior to joining Electronic Arts, from 2002 to 2006 Ms. Toledano served as Chief Human Resources Officer at Siebel Systems, Inc., a supplier of customer software solutions and services. From 1996 to 2002, Ms. Toledano served in various human resources positions at Microsoft Corporation. Ms. Toledano currently serves on the board of directors of three privately held companies.  Ms. Toledano holds a B.A. in Modern Thought and Literature and an M.A. in Education from Stanford University. Ms. Toledano was selected to serve on our board of directors due to her extensive experience as an executive in the HR field of various public companies.

Balaji Yelamanchili has served as a Director since August 2016. Since November 2014, Mr. Yelamanchili has served as the Executive Vice President and General Manager for Enterprise Security at Symantec Corporation, a provider of security, storage and systems management solutions. Prior to Symantec, Mr. Yelamanchili served as the Senior Vice President, Business Analytics and Enterprise Performance Management Products at Oracle Corporation, an enterprise software and systems company, from June 2010 to November 2014. From July 2006 to June 2010, Mr. Yelamanchili served as Senior Vice President and General Manager, Content Management and Archiving at EMC Corporation, a data storage and cloud computing company, and as Vice President and General Manager, Content Management Products from June 2003 to June 2006. Mr. Yelamanchili holds an M.S. in Engineering from Louisiana State University and an M.B.A. from the University of Michigan. Mr. Yelamanchili was selected to serve on our board of directors due to his extensive experience as an executive of technology companies, and more specifically his experience with cloud based companies.

Anthony Zingale currently serves as the Chairman of our board of directors. From November 2014 through November 2015, Mr. Zingale was our Executive Chairman. Prior to becoming Executive Chairman, Mr. Zingale served as our Chief Executive Officer from February 2010 through November 2014. He also served as a Director since October 2007 and as the Chairman of our board of directors since August 2011. From December 2004 to December 2006, he served as President and Chief Executive Officer of Mercury Interactive Corporation, a business technology optimization solutions provider that merged with Hewlett-Packard. From July 2009 until November 2012, Mr. Zingale served as a member of the board of directors of ServiceSource International, Inc. and from May 2007 until February 2011, he served on the board of directors of McAfee, Inc. Mr. Zingale currently serves on the boards of two privately held companies. Mr. Zingale holds a B.S. in Electrical and Computer Engineering and a B.S. in Business Administration from the University of Cincinnati. Mr. Zingale was selected to serve on our board of directors due to the perspective and experience he brings as our former Chief Executive Officer and his extensive background in the enterprise software industry.

BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Our board of directors is currently composed of ten members. In accordance with our amended and restated certificate of incorporation, our board of directors is divided into three classes. The term of office of only one class of directors expires in each year, and their successors are elected for terms of generally three years and until their successors are elected and qualified, subject to earlier resignation or removal. There is no cumulative voting for election of directors. Our amended and restated bylaws allow our board of directors to set the number of directors from time to time by resolution.

DIRECTOR INDEPENDENCE

Based upon information requested from, and provided by, each member of our board of directors concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of Mses. Breya and Toledano and Messrs. Darcy, Frankfurt, Koen, Reilly, Robel and Yelamanchili does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of The Nasdaq Stock Market. In making this determination, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

LEADERSHIP STRUCTURE

Serving on our board of directors since October 2007, as Chief Executive Officer from February 2010 through November 2014 and as Chairman of the board of directors since November 2014, Mr. Zingale has been the director most capable of effectively identifying strategic priorities, leading critical discussion and executing our strategy and business plans, Mr. Zingale possesses detailed in-depth knowledge of the issues, opportunities, and challenges that have faced the company over the last several years. Ms. Steele, as our Chief Executive Officer and as our other inside director, provides valuable insight on the current issues affecting the company, as well as real-time perspectives on management's focus and desired strategies. Our independent directors bring experience, oversight and expertise from outside of the Company. Our board of directors believes that the current leadership structure of our board of directors provides effective independent oversight of management while allowing our board of directors and management to benefit from Mr. Zingale's years of experience in our business.

LEAD INDEPENDENT DIRECTOR

Our corporate governance guidelines provide that one of our independent directors should serve as a lead independent director at any time when the Chief Executive Officer serves as the Chairman of our board of directors, or if the Chairman is not otherwise independent. Because Mr. Zingale, our Chairman, is a non-independent director, we have an independent director serve as lead independent director. From April 2015 through May 2016, Mr. Lanfri served as our lead independent director. Effective from the commencement of our 2016 Annual Meeting, Mr. Robel has served as our lead independent director. As lead independent director, Mr. Robel presides over periodic meetings of our independent directors, serves as a liaison between our Chairman and the independent directors and performs such additional duties as our board of directors may otherwise determine and delegate.

EXECUTIVE SESSIONS OF INDEPENDENT DIRECTORS

In order to promote open discussion among independent directors, our board of directors has a policy of conducting executive sessions of independent directors during each regularly scheduled board meeting and at such other times if requested by an independent director. These executive sessions are chaired by our lead independent director. Ms. Steele and Mr. Zingale do not participate in such sessions unless specifically invited.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller. The full text of our Code of Business Conduct and Ethics is posted under the “Investor Relations” section on our website at http://investor.jivesoftware.com.

COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee
Our Audit Committee is currently comprised of Ms. Breya and Messrs. Darcy and Robel, with Mr. Darcy serving as its Chair. Mr. Koen joined our board of directors and was appointed as a member of the Audit Committee on March 1, 2016. On April 8, 2016, Mr. Koen stepped down from the Audit Committee and Mr. Darcy was appointed to fill the vacancy created by Mr. Koen’s departure from the Audit Committee. Mr. Lanfri also served as a member of the Audit Committee until May 20, 2016, when his tenure as a director ended.

The composition of our Audit Committee meets the requirements for independence under the applicable rules and regulations of the SEC and The Nasdaq Stock Market. Each member of our Audit Committee also meets the financial literacy requirements of the rules and regulations of The Nasdaq Stock Market. In addition, our board of directors has determined that each of Messrs. Darcy and Robel is an audit committee financial expert within the meaning of Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended. Our Audit Committee met five times during 2016.

Our Audit Committee oversees our corporate accounting and financial reporting process and our internal and external audits, including, among other things, our internal controls and audit functions. The Audit Committee evaluates our independent registered public accounting firm’s qualifications, independence and performance; determines the engagement of the independent registered public accounting firm; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent registered public accounting firm the results of the annual audit and the review of our quarterly consolidated financial statements; approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent registered public accounting firm on our engagement team as required by law; reviews our critical accounting policies and estimates; and annually reviews our Audit Committee Charter and the Audit Committee’s performance.

The Audit Committee operates under a written charter that was adopted by our board of directors and satisfies the applicable standards of the SEC and The Nasdaq Stock Market. A copy of our Audit Committee Charter is available on our website at http://investor.jivesoftware.com.

Compensation Committee
Our Compensation Committee is currently comprised of Ms. Toledano and Messrs. Koen and Reilly, with Ms. Toledano serving as its Chair. Ms. Toledano was appointed Chair of the Compensation Committee on January 7, 2016. Mr. Koen was appointed to the Compensation Committee on March 1, 2016. Mr. Schlein also served as a member of the Compensation Committee until May 20, 2016, when his tenure as a director ended.

The composition of our Compensation Committee meets the requirements for independence under the applicable rules and regulations of the SEC and The Nasdaq Stock Market. Each member of the Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee met five times during 2016.

Our Compensation Committee reviews and recommends policies relating to compensation and benefits of our named executive officers, each of our Section 16 officers and, when appropriate, certain other employees. The Compensation Committee reviews and approves corporate goals and objectives relevant to compensation of our Chief Executive Officer and other executive officers, evaluates the performance of these officers in light of those goals and objectives, and sets the compensation of these officers based on such evaluations. The Compensation Committee also administers the issuance of stock options, restricted stock units and performance-based restricted stock units under our stock plans. The Compensation Committee reviews and evaluates, at least annually, the performance of the Compensation Committee and its members.

The Compensation Committee operates under a written charter that was adopted by our board of directors and satisfies the applicable standards of the SEC and The Nasdaq Stock Market. A copy of our Compensation Committee Charter is available on our website at http://investor.jivesoftware.com.

Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee is currently comprised of Ms. Toledano and Messrs. Koen and Robel, with Mr. Robel serving as its Chair. On April 8, 2016, our board of directors appointed Mr. Koen to serve as a member of the Nominating and Corporate Governance Committee. Mr. Lanfri also served as a member of the Nominating and Corporate Governance Committee until May 20, 2016, when his tenure as a director ended.

The composition of our Nominating and Corporate Governance Committee meets the requirements for independence under the rules and regulations of The Nasdaq Stock Market. The Nominating and Corporate Governance Committee met four times during 2016.

Our Nominating and Corporate Governance Committee is responsible for making recommendations regarding candidates for directorships, the size and composition of our board of directors and the compensation of our non-employee directors. The Nominating and Corporate Governance Committee is also responsible for reviewing the composition of each of the committees of the board, making recommendations for the creation of additional committees or any change to the mandates of the committees or the dissolution of any committees. In addition, the Nominating and Corporate Governance Committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations concerning governance matters.

The Nominating and Corporate Governance Committee operates under a written charter that was adopted by our board of directors and satisfies the applicable standards of the SEC and The Nasdaq Stock Market. A copy of our Nominating and Corporate Governance Committee Charter is available on our website at http://investor.jivesoftware.com.

CONSIDERATIONS IN EVALUATING DIRECTOR NOMINEES

The Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees. Some of the qualifications that the Nominating and Corporate Governance Committee considers include, without limitation, issues of character, judgment, diversity, age, independence, industry and other expertise, corporate experience, length of service and understanding our business. Nominees must also have the ability to offer advice and guidance to our Chief Executive Officer based on past experience in positions with a high degree of responsibility and must be leaders in the companies or institutions with which they are affiliated. Director candidates must have sufficient time available in the judgment of the Nominating and Corporate Governance Committee to perform all board of director and committee responsibilities. Members of our board of directors are expected to prepare for, attend, and participate in all board of director and applicable committee meetings. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it may deem, from time to time, are in our and our stockholders’ best interests. The Nominating and Corporate Governance Committee also seeks appropriate input from the Chief Executive Officer from time to time in assessing the needs of our board of directors for relevant background, experience, diversity and skills of its members.

Although our board of directors does not maintain a specific policy with respect to board diversity, our board of directors believes that our board of directors should be a diverse body, and the Nominating and Corporate Governance Committee considers a broad range of backgrounds and experiences. In making determinations regarding nominations of directors, the Nominating and Corporate Governance Committee may take into account the benefits of diverse viewpoints. The Nominating and Corporate Governance Committee also considers these and other factors as it oversees the annual board of director and committee evaluations.

STOCKHOLDER RECOMMENDATIONS FOR NOMINATIONS TO THE BOARD OF DIRECTORS

The Nominating and Corporate Governance Committee will consider director candidates recommended by any of our stockholders so long as such recommendations and nominations comply with our amended and restated certificate of incorporation, amended and restated bylaws and applicable laws, rules and regulations, including those promulgated by the SEC and The Nasdaq Stock Market. The Nominating and Corporate Governance Committee will evaluate such recommendations in accordance with its charter, our amended and restated bylaws and the regular nominee criteria described above. This process is designed to ensure that our board of directors includes members with diverse backgrounds, skills and experience, including appropriate financial and other expertise relevant to our business. Eligible stockholders wishing to recommend a candidate for nomination should contact our Secretary in writing and follow the procedures set forth in our amended and restated bylaws, as further described below. In connection with its evaluation of a director nominee, the Nominating and Corporate Governance Committee may request additional information from the candidate or the recommending stockholder and may request an interview with the candidate. The Nominating and Corporate Governance Committee has discretion to decide which individuals to recommend for nomination as directors.

A stockholder of record can nominate a candidate for election to our board of directors by complying with the procedures in Article II, Section 2.4 of our amended and restated bylaws. Any eligible stockholder who wishes to submit a nomination should review the requirements of our amended and restated bylaws on nominations by stockholders. Any nomination should be sent in writing to the Secretary, Jive Software, Inc., 300 Orchard City Drive, Suite 100, Campbell, California 95008.

RISK MANAGEMENT

Risk is inherent with every business and we face a number of risks, including strategic, financial, business and operational, legal and compliance and reputational. We have designed and implemented processes to manage risk in our operations. Management is responsible for the day-to-day management of risks the company faces, while, our board of directors, as a whole and assisted by its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed.

Our board of directors believes that open communication between management and our board of directors is essential for effective risk management and oversight. Our board of directors meets with our Chief Executive Officer and other members of the senior management team at board meetings at least quarterly, where, among other topics, they discuss strategy and risks facing the company.

While our board of directors is ultimately responsible for risk oversight, our board committees assist our board of directors in fulfilling its oversight responsibilities in certain areas of risk. The Audit Committee assists our board of directors in fulfilling its oversight responsibilities with respect to risk management in the areas of internal control over financial reporting and disclosure controls and procedures, legal and regulatory compliance, and discusses with management and the independent auditor guidelines and policies with respect to risk assessment and risk management. The Audit Committee also reviews management’s assessment of the key risks facing us, including the key controls it relies on to mitigate those risks. The Audit Committee also monitors certain key risks at each of its regularly scheduled meetings, such as risk associated with internal control over financial reporting, liquidity risk, risk relating to compliance with loan covenants, and risk arising out of related party transactions. The Nominating and Corporate Governance Committee assists our board of directors in fulfilling its oversight responsibilities with respect to the management of risk associated with board organization, membership and structure, and corporate governance. The Compensation Committee assesses risks created by the incentives inherent in our compensation policies. Finally, the full board of directors reviews strategic and operational risk in the context of reports from the management team, receives reports on all significant committee activities at each regular meeting, and evaluates the risks inherent in significant transactions.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders wishing to communicate with our board of directors or with an individual member of our board of directors may do so by writing to our board of directors or to the particular member of our board of directors, and mailing the correspondence to: c/o Secretary, Jive Software, Inc., 300 Orchard City Drive, Suite 100, Campbell, California 95008. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed.

NON-EMPLOYEE DIRECTOR COMPENSATION

Our Nominating and Corporate Governance Committee reviews and makes recommendations to our board of directors on non-employee director compensation on a biennial basis. Upon the recommendation of the Nominating and Corporate Governance Committee, our board of directors adopted an outside director compensation policy that provides for the following compensation of our non-employee directors:

Initial Director Grants

•
an initial Restricted Stock Unit (RSU) grant with a target value of between $175,000 and $225,000 upon joining our board of directors; the value of which is determined by the closing market price of our common stock on the grant date. The RSUs will vest 25% on the first anniversary of the vesting commencement date with the remaining shares vesting quarterly over the next eight quarters, provided the director’s service continues through each applicable vesting date; and

•
an initial option grant with a target value of between $175,000 and $225,000 upon joining our board of directors; the value of which is determined by the closing market price of our common stock on the grant date using the Black-Scholes valuation model. The options will vest 25% on the first anniversary of the vesting commencement date with the remaining options vesting quarterly over the next eight quarters, provided the director’s service continues through each applicable vesting date.

Annual Director Grants
After a director has completed at least one year of service, he or she will be granted awards on the date of the annual stockholders’ meeting as follows:

•	an annual RSU grant with a value of $175,000;

•	an annual RSU grant with a value of $30,000, which may be payable in cash at the election of the director;

•	an annual RSU grant with a value of $15,000 for the Lead Independent Director, which may be payable in cash at the election of the director;

•
an annual RSU grant with a value of $20,000 for the Chair of the Audit Committee, $15,000 for the Chair of the Compensation Committee and $7,500 for the Chair of the Nominating and Corporate Governance Committee; and

•
an annual RSU grant with a value of $10,000 for serving on the Audit Committee, $7,500 for serving on the Compensation Committee and $5,000 for serving on the Nominating and Corporate Governance Committee.

All annual grants will vest as to 25% over four quarters following the grant date and the value of the grants will be determined by the trailing 30-day average of the stock price of our common stock as of the grant date.

Directors who are employees do not receive any compensation for their service on our board of directors. We have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at board or committee meetings.

The following table sets forth information regarding compensation earned by our non-employee directors for the fiscal year ended December 31, 2016:

Name	Cash Compensation	RSU Awards ($)	Option Awards ($)	Total
Margaret ("Marge") Breya	$—	$210,041	$—	$210,041
Stephen ("Steve") R. Darcy(1)	—	200,000	199,923	399,923
Robert Frankfurt(2)	—	—	—	—
Philip Koen(3)	—	200,000	199,914	399,913
William A. Lanfri(4)	—	—	—	—
Thomas Reilly	—	207,600	—	207,600
Charles ("Chuck") J. Robel	—	241,792	—	241,792
Ted Schlein(5)	—	—	—	—
Gabrielle Toledano(6)	—	—	—	—
Balaji Yelamanchili(7)	—	200,000	199,970	399,970
Anthony Zingale	—	200,273	—	200,273

(1)	Mr. Darcy was appointed to our board of directors on April 8, 2016 and received new director RSU and option grants pursuant to our outside director compensation policy.

(2)	Mr. Frankfurt was appointed to our board of directors on March 10, 2017 and thus did not receive compensation in 2016.

(3)	Mr. Koen was appointed to our board of directors on March 1, 2016 and received new director RSU and option grants pursuant to our outside director compensation policy.

(4)	Mr. Lanfri ceased to be a director effective May 20, 2016 and was not eligible for grants pursuant to our outside director compensation policy.

(5)	Mr. Schlein ceased to be a director effective May 20, 2016 and was not eligible for grants pursuant to our outside director compensation policy.

(6)	Ms. Toledano was not eligible for grants in 2016 pursuant to our outside director compensation policy and thus did not receive an annual director grant in 2016.

(7)	Mr. Yelamanchili was appointed to our board of directors on August 20, 2016 and received new director RSU and option grants pursuant to our outside director compensation policy.

Equity incentive awards outstanding at December 31, 2016 for each non-employee director:

Name	RSU Awards (#)	Option Awards (#)
Margaret ("Marge") Breya	27,278	35,327
Stephen ("Steve") R. Darcy(1)	52,910	109,890
Robert Frankfurt(2)	—	—
Philip Koen(3)	60,606	124,224
William A. Lanfri(4)	—	—
Thomas Reilly	26,961	27,624
Charles ("Chuck") J. Robel	31,401	160,000
Ted Schlein(5)	—	—
Gabrielle Toledano	29,643	81,665
Balaji Yelamanchili(6)	45,558	96,993
Anthony Zingale	26,009	—

(1)	Mr. Darcy was appointed to our board of directors on April 8, 2016.

(2)	Mr. Frankfurt was appointed to our board of directors on March 10, 2017 and thus did not receive compensation in 2016.

(3)	Mr. Koen was appointed to our board of directors on March 1, 2016.

(4)	Mr. Lanfri ceased to be a director effective May 20, 2016.

(5)	Mr. Schlein ceased to be a director effective May 20, 2016.

(6)	Mr. Yelamanchili was appointed to our board of directors on August 20, 2016.

Non-Employee Director Stock Ownership Guidelines
We recognize the value that non-employee director stock ownership has in aligning our board members' interests with those of our stockholders. We maintain a stock ownership policy, which we implemented in 2013, by which our non-employee directors are requested to hold ownership of vested shares of common stock in an amount equal to three times their annual cash compensation to be achieved within five years after January 1, 2013, or their election to our board of directors, whichever is later.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of our Compensation Committee is, or has at any time during the past year been, an officer or employee of ours. None of our executive officers currently serve, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our board of directors or Compensation Committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Such directors, executive officers and 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the reports furnished to us and written representations from reporting persons that all reportable transaction were reported, we believe that, during the fiscal year ended December 31, 2016, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a); except that in May 2016, Mr. Darcy filed a late Form 4 covering the grant of RSUs under the outside director compensation plan. The late filing did not result in any liability under Section 16(b) of the Exchange Act.

ITEM 11.    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS
Overview

This compensation discussion and analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program and each material component of compensation that we provide to our named executive officers (the "NEOs").

Our NEOs for 2016 are:

•	Elisa Steele, Chief Executive Officer;

•	Bryan LeBlanc, Executive Vice President and Chief Financial Officer;

•	Ofer Ben-David, Executive Vice President, Engineering;

•	Jeff Lautenbach, President Worldwide Field Operations; and

•	David Puglia, Executive Vice President, Chief Marketing Officer.

This compensation discussion and analysis also analyzes how and why the Compensation Committee arrived at the specific compensation decisions for our executives, including NEOs, with respect to 2016 compensation, and discusses the key factors that the Compensation Committee considered in determining compensation.

All executive compensation decisions are approved by the Compensation Committee. The Compensation Committee designed our executive compensation program to be weighted toward rewarding performance that meets or exceeds established financial goals that it believes, if achieved, would result in increased stockholder value. We expect our Compensation Committee to continue to review, evaluate and modify our executive compensation framework.

Executive Summary

Fiscal 2016 Financial and Business Highlights
We provide products that improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve their level of engagement, quality of interaction and overall relationship with their employees, customers and partners. Our traditional enterprise software product offerings, based on the Jive platform (the "Jive Platform"), are provided to customers as cloud-based, hosted or on-premise solutions. Our products are primarily offered on a subscription basis and can be used for internal or external communities. We generate revenues from product subscription license fees as well as from professional services fees for strategic consulting, configuration, implementation and training.

In 2016, we achieved the following financial and business results:

•	recorded total revenues of $204.1 million, a 4% increase compared to our 2015 total revenues;

•	recorded short-term billings of $199.8 million, which was a slight increase compared to our 2015 short-term billings;

•
we were ranked as a Leader in the Forrester Wave: Enterprise Collaboration, Q4 2016 report, which analyzed the state of the market and evaluated nine of the most significant vendors. As one of four leaders in this evaluation, we received the highest possible score in the "innovation and market approach" criterion; and

•	we received sponsorship from an existing customer for the Federal Risk and Authorization Program, or FedRAMP "in process" certification program.

Fiscal 2016 Executive Compensation Highlights
Consistent with our emphasis on rewarding for performance, we took the following actions during fiscal 2016 with respect to NEO compensation:

•
Performance-Based Options. We granted performance-based options to our executive officers, including our NEOs, that are eligible to vest over a four-year period only if our share price remains at or above certain levels before the end of the period. These levels were designed to be aggressive and require focus and collaboration across executive team in order to achieve full vesting. This design is intended to further enhance the link between our executive and stockholder interests.

•	No Base Salary Increases. We did not make adjustments to the base salary for any NEO in 2016, determining that the existing salary levels were competitive.

•
Annual Cash Incentive. We increased annual cash incentives for certain NEOs to reflect competitive market conditions and provide additional incentives, and designed our 2016 executive bonus plan to focus on revenue and company expense, two key metrics for the growth and sustainability of our business.

We also maintain sound governance standards consistent with our executive compensation philosophy and objectives, which were in effect during 2016:

•	Independent Compensation Committee. All executive compensation decisions are made by the compensation committee, which is comprised of independent directors.

•
No "Single-Trigger" Change of Control Arrangements. All change of control payments and benefits are based on a "double-trigger" arrangement requiring both a change of control of our company and an involuntary termination of employment before payments and benefits are paid.

•	Limit All Other Compensation. We limit all other compensation to our NEOs. For example, we do not have executive perquisites, such as club memberships or financial planning services.

•
Policy Against Hedging and Pledging. Our Insider Trading Compliance Policy prohibits members of our board of directors and our executive officers from engaging in short sales, short-term trading, short-term or speculative transactions giving the insider the ability to profit from a decline in our stock price, transactions involving derivative securities relating to our common stock, such as trades in puts or calls, and hedging transactions.

•	No Tax Reimbursements. We do not provide any tax reimbursement payments (including "gross-ups") on any severance or change-in-control payments or benefits.

•	Stock Ownership Guidelines. We maintain stock ownership guidelines for the NEOs that require each to beneficially own a specified number of shares of our common stock.

Executive Compensation Philosophy and Objectives

Philosophy
The overall market for enterprise collaboration platform and product solutions continues to rapidly evolve and remain highly competitive. This market is subject to changing technology, shifting customer needs and frequent introductions of new products and services. We currently compete with large, well-established multi-solution enterprise software vendors, enterprise software application providers who are adding social features to their existing applications, and smaller specialized software vendors. Our ability to compete and succeed in this environment is directly correlated to our ability to recruit, incentivize and retain skilled and talented individuals to form an executive team characterized by a high level of sales, marketing, product, engineering, operations and financial expertise. Our executive compensation program reflects a pay-for-performance philosophy primarily designed to attract and reward proven and talented leaders who possess the skills and experience necessary to create long-term value for our stockholders, achieve our goals for topline revenue growth and profitability, expand our business and assist in the achievement of our strategic goals. The total compensation received by our NEOs varies based on individual and corporate performance, which reflects our pay-for-performance philosophy. Our executive compensation program also permits us to recognize and reward individual achievements within the framework of our overarching goals and objectives.

Our executive compensation program reflects a pay-for-performance philosophy primarily designed to attract and reward provide and talented leaders who possess the skills and experience necessary to create long-term value for our stockholders, achieve our goals for topline revenue growth and profitability, expand our business and assist in the achievement of our strategic goals. The total compensation received by our NEOs varies based on individual and corporate performance, which reflects our pay-for-performance philosophy. Our executive compensation program also is designed to recognize and reward individual achievements within the framework of our overarching goals and objectives.

Objectives
The primary goals of our executive compensation program are to:

•	recruit and retain talented and experienced individuals who develop, implement and deliver on short-term and long-term value-creation strategies;

•	provide a fixed component of pay (base salary) that the Compensation Committee believes is reasonable and competitive for our company size, industry and location;

•	align the interests of our executive officers and stockholders;

•	emphasize a performance-based aspect of compensation that rewards both corporate and individual achievement of financial performance metrics; and

•	retain flexibility to review our compensation structure periodically as needed to focus on different business objectives.

Design
Our executive compensation program has historically been heavily weighted towards equity in the form of stock options and RSUs. Our Compensation Committee believes this structure helps to align our executives' interests with the long-term interests of our stockholders by driving achievement of our strategic and financial goals, which, over time, is reflected in the value of our common stock. We traditionally have granted a mix of stock options and RSUs. In 2016 we granted a mix of time-based RSUs in an effort to provide incentives for meeting our goals in both the short- and long-term. The performance-based options provide value to our NEOs only if our share price remains at or above certain, prescribed levels over a pre-determined period thereby enhancing the link between the interests of our executives and stockholders.

We continually review the mix of equity that we grant our executive officers to better align with the practices of our peers, further align our executives with the long-term interests of our stockholders and monitor the overall dilution resulting from our equity compensation programs.

To maintain a competitive compensation program in 2016, we provided cash compensation to our executive officers in the form of base salaries and annual cash bonuses tied to achievement of financial performance metrics. Base salaries compensate our executive officers for their day-to-day responsibilities and short-term (annual) incentive awards are meant to drive excellence and leadership and reward our executives for achievement of our short- and long-term financial objectives.

We review executive compensation at least annually. As part of this review process, we consider the levels of compensation that we are willing to pay to ensure that our compensation remains competitive, whether we are meeting our retention objectives in light of market dynamics and any other factors currently affecting retention at the time of such review and the cost to us if we were required to find a replacement for a key executive or employee.

Our Compensation-Setting Process

The initial compensation arrangements with our executive officers, including the NEOs, resulted from arm’s-length negotiations between us and each individual executive at the time of his or her hire. The board of directors or the Compensation Committee was primarily responsible for overseeing and approving the negotiation of these arrangements based on recommendations from the executive team, including our Chief Executive Officer, Chief People Officer, and Executive Vice President and Chief Financial Officer. Except with respect to her own compensation, our Chief Executive Officer, Ms. Steele, makes recommendations regarding compensation matters for each NEO, including with respect to each key element of compensation (i.e., base salary, annual bonus and equity-based awards).

Pursuant to its charter, the Compensation Committee is responsible for reviewing, evaluating and approving the compensation arrangements of our executive officers and for establishing and maintaining our executive compensation policies and practices. The Compensation Committee establishes the compensation for our executive officers, including our NEOs and, when appropriate, certain other employees. For additional information on the Compensation Committee, see “Committees of the Board of Directors - Compensation Committee” elsewhere in this Amendment No. 1 on Form 10-K/A.

The Compensation Committee is authorized to retain the services of one or more executive compensation advisors from time to time, as it sees fit, in connection with carrying out its duties and oversight of our executive compensation program. In 2016, the Compensation Committee retained Radford to serve as its advisor with respect to its compensation programs, including advising on the market compensation environment, appropriate peer companies and compensation trends. Specifically, in 2016 Radford was engaged to:

•	provide recommendations to any changes to the compensation peer group of companies to serve as a basis for assessing competitive compensation practices;

•
review and assess our current executive and director compensation programs relative to market to determine any changes that may need to be implemented in order to remain competitive with our compensation peer group;

•	assess the competitiveness of the compensation program against the approved peer companies taking into consideration salary, incentives, equity and other benefits;

•	provide guidance on overall equity activities relative to market; and

•	participate in and advise on general compensation risk review of our compensation practices.

Representatives of Radford attend Compensation Committee meetings when they are invited (including in executive sessions without the presence of management), review meeting materials, and provide advice to the Compensation Committee upon its request.

In addition to the work that Radford performed for our Compensation Committee with respect to executive compensation, Radford provided management with guidance in the establishment of non-executive compensation as well. Although Radford advised management with respect to non-executive compensation, it reported to the Compensation Committee with respect to executive compensation matters. In 2016, the Compensation Committee considered and assessed all relevant factors, including those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, that could give rise to a potential conflict of interest with respect to Radford’s work. Based on this review, we are not aware of any conflict of interest that has been raised by work performed by Radford.

Our Compensation Committee regularly seeks input from our Chief Executive Officer and other members of our executive team, when discussing the performance and compensation of the other NEOs, as well as during the process of searching for and negotiating compensation packages with new senior management hires. No executive officer is present during deliberations or voting on his or her compensation. The Compensation Committee also coordinates with our Executive Vice President and Chief Financial Officer in determining the financial and accounting implications of our compensation programs and hiring decisions.

We seek to establish compensation practices and levels that align with the practices of companies in our compensation peer group. Each year, the Compensation Committee, with Radford’s assistance, identifies a compensation peer group of publicly traded companies to include in our compensation peer group. The Compensation Committee intends to continue to review the companies included in the compensation peer group and the selection criteria annually and will make changes in connection with mergers and acquisitions and based on changes in the marketplace. In determining the appropriate level and form of compensation for 2016, the Compensation Committee reviewed market data relating to the cash and equity compensation from a specific set of peer companies comprised of publicly-held software companies. The Compensation Committee reviewed and considered the peer data presented by Radford.

The following companies comprised the compensation peer group for compensation purposes in 2016:

Bazaarvoice	Broadsoft
Callidus Software	Carbonite
Castlight Health	Ellie Mae
HubSpot	Imperva
Infoblox	IntraLinks Holdings
LivePerson	LogMeln
Marin Software	MobileIron
Model N	Proofpoint
Qualys	RingCentral
ServiceSource International	Tangoe
Telenav

In updating the compensation peer group for 2016 from the previous 2015 peer group, the Compensation Committee removed Cornerstone OnDemand, Marketo, RealPage and Rocket Fuel and added Carbonite, Castlight Health, Marin Software, MobileIron, Tangoe and Telenav.

The compensation peer group was determined using the following criteria:

•	publicly traded software companies located in technology hubs or high cost of living areas;

•	annual revenues generally between $100 million and $450 million;

•	companies with comparable growth, as demonstrated by historical revenue; and

•	companies with market capitalization between $200 million and $2 billion.
Due to the competitive nature for talent in our industry, we may include companies that do not fit these criteria if we believe that we are directly competing with such companies for executive talent.

The companies included in the compensation peer group differ from those listed in the indices used to prepare our stock price performance graph, which can be found in Item 5 of our 2016 Annual Report on Form 10-K. The Compensation Committee found that, based on input from management and Radford, the companies listed in the compensation peer group more closely represent the labor markets in which we compete for executive talent.

Impact of 2016 Stockholder Advisory Vote on Executive Compensation

In May 2016, we conducted a non-binding advisory vote on the compensation of our named executive officers, commonly referred to as a "say-on-pay" vote, at our 2016 Annual Meeting of Stockholders. Our stockholders voted to approve the compensation of the named executive officers, with approximately 70% of the votes cast in favor of our executive compensation program.

The Compensation Committee evaluated our executive compensation policies and practices throughout 2016 and determined we should maintain the compensation philosophy and objectives from prior years and retain our general approach to executive compensation. As noted herein, the Compensation Committee decided to place a greater emphasis on pay for performance by granting performance-based stock options to our executive officers that only vest if our share price is at or above certain pre-determined levels during the four-year vesting period.

Elements of Our Executive Compensation Program

The four key elements of our compensation package for NEOs are:

•	on-target earnings, made up of base salary and variable incentive compensation;

•	equity-based awards;

•	our broad-based employee benefits program; and

•	severance and change-of-control benefits.

For our President of Worldwide Field Operations, Jeff Lautenbach, variable incentive compensation includes a sales commission plan.

In 2016, we targeted total target direct compensation to the median percentile of our compensation peer group: however, we retained flexibility to set compensation at levels we believe are appropriate for our business taking into account the factors described herein. We sought to design each NEOs compensation to include a combination of fixed and at-risk compensation that is tied to achievement of our short- and long-term objectives and rewards performance that meets or exceeds established goals.

On-Target Earnings - Base Salary and Variable Incentive Compensation
Total cash compensation for our NEOs is measured by their on-target earnings, which generally is comprised of base salary plus the performance bonus opportunities. In addition, for Mr. Lautenbach, who is a sales executive, on target earnings included base salary and his sales commission plan. For Mr. Lautenbach, sales commissions were considered to be the primary motivational tool for achieving company goals.

Base Salary
We offer base salaries to provide stable fixed compensation to executives for performance of day-to-day services. The initial base salary for each NEO was established as the result of arm’s-length negotiation with the individual at the time of hiring, and is generally reviewed annually by the Compensation Committee, with input from our Chief Executive Officer (except with respect to her base salary) to determine whether an adjustment is warranted. Adjustments to base salary are made after taking into account the executive’s performance and responsibilities, the salary range for comparable positions within our compensation peer group, the individual’s qualifications and experience, and such other factors as the Compensation Committee deems relevant. After reviewing these factors, the Compensation Committee determined not to make any adjustments to any of the NEO's base salary in 2016.

Base salaries for our NEOs were as follows:

Name	2015 Annual Base Salary	2016 Annual Base Salary	Percentage Increase
Elisa A. Steele	$500,000	$500,000	0%
Bryan J. LeBlanc	$400,000	$400,000	0%
Ofer Ben-David	$350,000	$350,000	0%
Jeff Lautenbach	$400,000	$400,000	0%
David Puglia	$300,000	$300,000	0%

The actual base salaries paid to the NEOs during 2016 are set forth in the Summary Compensation Table below.

Variable Incentive Compensation
Our Compensation Committee adopted an annual cash bonus plan for 2016 to reward the performance of our executive officers in achieving our financial and strategic objectives. Mr. Lautenbach does not participate in this cash bonus plan but instead was eligible to earn incentive compensation under a sales commission plan as described below. Our Compensation Committee believes it is appropriate and consistent with our compensation peer group to provide cash incentives to Mr. Lautenbach, our top sales executive, our top sales executive, under a separate commission plan in order to drive sales.

Our Compensation Committee established an annual target bonus amount for 2016 that is expressed as a percentage of base salary for each of our NEOs other than Mr. Lautenbach. In 2016, the Compensation Committee, after taking into account the recommendations of our Chief Executive Officer, individual past and expected future performance, retention concerns, and the importance of the executive for executing on our strategic goals, increased the target bonus opportunities for Messrs. LeBlanc and Ben-David by 25%. Additionally, the Compensation Committee, after taking into consideration individual past and expected future performance, retention concerns, and the importance of the Ms. Steele’s leadership in executing on our strategic goals, increased the target bonus opportunity for Ms. Steele by 25%. These increases were designed to place a greater emphasis on performance-based compensation with respect to these NEOs' 2016 total target cash compensation opportunities. Our Compensation Committee also considered that no increases were made to these NEOs' 2016 base salaries.

Target bonus amounts for our NEOs were as follows:

Name	2015 Annual Target Bonus	2016 Annual Target Bonus	Percentage Increase
Elisa A. Steele	$375,000	$500,000	25%
Bryan J. LeBlanc	$200,000	$300,000	25%
Ofer Ben-David	$175,000	$262,500	25%
Jeff Lautenbach	$400,000	$400,000	0%
David Puglia	$150,000	$150,000	0%

Under terms of the annual cash bonus plan, each NEO, other than Mr. Lautenbach, was entitled to earn a bonus at the end of the fiscal year that would vary in size depending on our success in meeting certain performance targets, subject to thresholds below target and maximums above target. For purposes of the 2016 bonus plan, the Compensation Committee established two financial measures. The target bonus amount, which was equivalent to a payout at 100%, was set based on achieving target financial goals. No bonus payout for a particular performance metric would be earned unless the performance threshold for that metric was met, and the bonus payout would be weighted for achievement between the bonus thresholds and targets. It is our philosophy to place a significant portion of the total on target earnings at risk and directly dependent upon the achievement of performance goals. Consistent with this philosophy, our Compensation Committee believes that variable incentive compensation should potentially equal or slightly exceed base salary when corporate performance exceeds the target goals. The methodology is set forth below and in the Grants of Plan-Based Awards Table.

Mr. Lautenbach’s sales compensation plan was based on bookings-related metrics, including new business, renewals, and professional services. We have not disclosed the specific formula or metrics targets for several reasons, including our belief that disclosure would result in competitive harm. The specific targets for new business, renewals and professional services for Mr. Lautenbach were established by our Compensation Committee, taking into account the board approved plan for fiscal 2016 and with input from our Chief Executive Officer. If the targets under his sales commission plan were achieved, he would receive commissions equal to his target bonus amount, and his commissions can increase up to a maximum of $800,000, based on achievement of certain bookings-related metrics.

These targets were based on our historical operating results and growth rates, as well as our expected future results, and were designed to require significant effort on the part of Mr. Lautenbach. If the targets were disclosed, we believe the information would provide competitors with insights into our operations and sales compensation programs that would be harmful to us. The Compensation Committee believed that Mr. Lautenbach’s annual incentive structure was appropriate because it would drive sales and profitability.

Corporate Performance Measures
For the 2016 executive cash bonus plan, our Compensation Committee established two performance measures: the annual company plan revenue target and annual company non-GAAP expense target (weighted 60% and 40%, respectively). These financial metrics were selected because the Compensation Committee and our Chief Executive Officer felt they achieved the appropriate balance between top line growth and our ability to manage our operational expenses.

For the 2016 executive cash bonus plan to fund with respect to a particular performance measure, we had to achieve at least 80% of the target level performance resulting in a payout factor of 80% for that performance measure. If we achieved more than 80% of the target level performance for a plan performance measure, the payout factor increased by the same percentage as our percentage achievement of the plan performance measurement up to 100%. If we achieved more than 100% of the target level performance for a plan performance measure, the payout factor increased by doubling our percentage achievement of the plan performance measure up to a maximum of 150% payout factor for achievement of the plan performance measure of 125% or more.

2016 Bonus Determinations
In February 2017, our Compensation Committee reviewed our performance compared to the financial performance metrics in the fiscal year 2016 bonus plan. The Company successfully exceeded the revenue target and partially achieved the expense target. As a result, the Compensation Committee approved a payout factor under our cash bonus plan of 113.7%. We believe this outcome of paying bonuses only in the event of clear achievement of performance targets demonstrates our commitment to pay-for-performance and aligning our executives’ compensation with creation of stockholder value.

Mr. Lautenbach’s sales commissions were earned in 2016 and paid in 2017 based on achievement of plan targets for 2016 bookings-related metrics, as determined by our Compensation Committee with input from our CEO.

Corporate Performance Achievement for 2016

	Plan Weight	Target (in millions)	Payout Factor	Payout %	Final Payout
Revenue	60%	$199.4	125%	75%
Expenses	40%	$195.1	96.7%	38.7%
Corporate performance achievement and executive bonus factored payout				113.7%	113.7%

The bonus amount for each NEO (other than Mr. Lautenbach) was based on the achievement of the financial performance targets relating to 2016 revenue and expense.

The following bonuses were paid to our named executive officers for 2016 under the cash bonus program or sales commission plan, as applicable:

		Actual Bonus Amount
	Target Bonus as % of Base Salary	Total	% of Base Salary
Elisa Steele	100%	$568,500	113.7%
Bryan LeBlanc	75%	$341,100	85.3%
Ofer Ben-David	75%	$298,463	85.3%
Jeff Lautenbach	100%	$339,785	84.9%
David Puglia	50%	$170,550	56.9%

Equity-Based Awards
We grant equity awards to motivate and reward our executive officers, including our NEOs, for achieving both short-term and long-term performance goals as reflected in the value of our common stock, which we believe aligns the interests of our executive officers with those of our stockholders and our long-term growth objectives. Annual equity awards are a staple component of our executive compensation program.

Our Compensation Committee believes that granting equity to management is beneficial in aligning management and stockholder interests by focusing executives on increasing stockholder value, which, in turn, increases the ultimate value of the awards. The sizes and types of awards that have historically been granted to newly-hired executive officers have not been determined based on a specific formula, but rather on a combination of our board of directors’ or Compensation Committee’s discretionary judgment regarding the appropriate level of compensation for the position, the need to fill a particular position, and the negotiation process with the particular individual involved. Since February 2010, we have also solicited input from Radford, which has provided its assessment regarding equity-based awards for new executives, as well as provided guidelines for annual grants.

In 2016, the Compensation Committee evaluated a number of factors to determine grants of equity awards to the executive officers, including recommendations from our Chief Executive Officer, individual executive performance and contribution over the past twelve months, and the equity compensation practices of our compensation peer group. The Compensation Committee granted a blend of performance-based stock options and RSUs. Our goal was to reward the achievement of short term and long-term goals, provide a powerful retention tool and minimize the impact on dilution. Stock options and RSUs are designed to increase stockholder value and reward achievement of our long-term strategic goals since the value of the stock options and RSUs are directly related to the future value of our common stock.

To determine the size of the awards, the Compensation Committee evaluated the total value of the equity grant against the median percentile of the long-term equity incentive compensation from our compensation peer group. The Compensation Committee’s decision in allocating equity-based incentives among two different forms of equity is intended to provide a blended mix of incentives aligned with stockholders’ interests that will incentivize and retain the executives.

Options, when granted with exercise prices equal to the fair market value of our common stock on the grant date, provide an appropriate long-term incentive for our executive officers, since the options have value only if our stock price grows and stockholders realize value following their grant date. In addition, adding the performance-based component to these option grants furthers our intention to reward executives for accomplishing our objectives and meeting our goals both in the short and long term. The performance metrics for our 2016 executive option grants were market-based and intended to provide an additional layer of achievement before our executives could receive value of these awards. These options only vest and become exercisable if we achieve certain price targets as set forth below on or before the fourth anniversary of the grant date:

Percent Vested	Weighted Average Trading Price*
25%	$4.58
25%	$5.28
25%	$5.98
25%	$6.69
* The "weighted average trading price" is based on a 30-day weighted average trading price of our common stock calculated by multiplying the closing trading price on each of the preceding 30 days by the trading volume on each such day and dividing that total by the total aggregate trading volume over the preceding 30-day period.

RSUs help us to retain our executive officers and reward them for long-term stock price appreciation while providing retention because there is value to the recipient even if the market price of our common stock declines below the market price on the grant date. These RSUs will vest in equal quarterly installments over 2.75 years with the first vesting event occurring on the first business day on or after August 16, 2016, subject to each NEOs continued service through each such date.

See the “Grants of Plan-Based Awards Table for the Year Ended December 31, 2016” below for information regarding stock-based award grants to the NEOs during 2016.

Broad-Based Employee Benefits Programs

Our executive officers are entitled to participate in the same employee benefit plans, and on the same terms and conditions, as all other United States full-time employees. Our employee benefits programs, including our employee stock purchase plan, 401(k) plan and health, dental, vision and short-term disability programs, are designed to provide a competitive level of benefits to our employees, including our NEOs and/or their families. We adjust our employee benefits programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

We have established a tax-qualified Section 401(k) retirement savings plan for all of our employees, subject to standard eligibility requirements. Under this plan, participants may elect to make pre-tax contributions to the plan of up to a certain portion of their compensation, not to exceed the applicable statutory income tax limitation.

Post-Employment Compensation

The terms and conditions of employment for each of our NEOs are set forth in their respective offer letter agreements. See “Employment Agreements, Offer Letters and Potential Payments Upon Termination or Change-of-Control” below for more information on these agreements. These agreements and/or applicable equity award documents provide for certain benefits in the event of the NEO's termination of employment under specified circumstances or upon a change of control. We believe that in some cases our extension of these post-employment and change of control benefits was necessary in order to induce these individuals to forego other competitive opportunities that were available to them. We also believe that these benefits help our executives maintain continued focus and dedication to their responsibilities to help maximize stockholder value if there is a potential transaction that could involve a change of control.

Other Compensation Policies

Stock Ownership Guidelines
We recognize the value that executive stock ownership has in aligning management’s interests with those of our stockholders. We maintain a stock ownership policy by which our NEOs are requested to hold a set percentage of common stock in an amount representing a multiple of base salary within a certain period of time.

Our current stock ownership requirements as implemented in 2013 are set forth below:

•	CEO - ownership of vested shares equal to 3x base cash compensation to be achieved within 5 years after January 1, 2013, or date of acceptance of position, whichever is later;

•	CFO - ownership of vested shares equal to 1x base cash compensation within 5 years after January 1, 2013, or date of acceptance of position, whichever is later; and

•	Other NEOs - ownership of vested shares equal to 1x base cash compensation to be achieved within five years after January 1, 2014, or date of acceptance of position, whichever is later.

Hedging and Pledging Policies
Our insider trading policy prohibits our Section 16 officers and members of our board of directors from derivative securities transactions, including hedging, with respect to our common stock and from pledging company securities as collateral or holding company securities in a margin account.

Tax and Accounting Considerations

Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code (the “Code”) limits the amount that we may deduct from our federal income taxes for remuneration paid to certain executive officers excluding the Chief Financial Officer, to one million dollars per executive officer per year, unless certain requirements are met. Section 162(m) provides an exception from this deduction limitation for certain forms of “performance-based compensation,” as well as for the gain recognized by executive officers upon the exercise of qualifying compensatory stock options. While our Compensation Committee is mindful of the benefit to us of the full deductibility of compensation and considers deductibility when analyzing potential compensation alternatives, our Compensation Committee believes that it should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating our executive officers in a manner that can best promote our corporate objectives. Therefore, our Compensation Committee has not adopted a policy that requires that all compensation be deductible.

Taxation of “Parachute” Payments and Deferred Compensation
We did not provide any executive officer, including any NEO, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G, 4999, or 409A of the Code during 2016, and we have not agreed and are not otherwise obligated to provide any NEOs with such a “gross-up” or other reimbursement. Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change of control that exceeds certain prescribed limits, and that the company, or a successor, may forfeit a deduction on the amounts subject to this additional tax. Section 409A of the Code also imposes additional significant taxes on the individual in the event that an executive officer, director or other service provider receives “deferred compensation” that does not meet the requirements of Section 409A of the Code.

Accounting Treatment
We account for stock-based compensation in accordance with the authoritative guidance, which requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. Authoritative accounting guidance also requires companies to recognize the compensation cost of their stock-based compensation awards in their income statements over the period that the recipient is required to render service in exchange for the option or other award.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, included in this Amendment No. 1 on Form 10-K/A, with management and, based on such review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K/A.

Submitted by the Compensation Committee of the board of directors:

Gabrielle Toledano (Chair)
Philip Koen
Thomas Reilly

COMPANY COMPENSATION POLICIES AND PRACTICES, RISK ANALYSIS

The Compensation Committee and the full board of directors considered whether our compensation policies and practices, and, in particular, our variable performance compensation plans, incent participants to take increased risks, which could reasonably result in a material adverse effect to us. The board of directors and Compensation Committee concluded that these plans and their elements, policies and practices do not create an incentive to take unreasonable risks that could result in material adverse effects on us. In reaching this conclusion, our board of directors and Compensation Committee members noted the following:

•	Our incentive plans focus on key performance metrics, which are less susceptible to manipulation or being favorably influenced by risk-taking activity.

•	We do not engage in any derivative transactions, forward or futures contracts or other “bet-the-company” contracts.

•	A meaningful component of compensation is equity grants with extended vesting periods designed to ensure that our long-term prosperity is an important goal of participants.

COMPENSATION RECOVERY POLICIES

The Compensation Committee has not yet adopted a policy with respect to making retroactive adjustments to any cash or equity-based incentive compensation paid to our NEOs or other employees where the payment was based on the achievement of financial results that were subsequently revised. The Compensation Committee intends to adopt a general compensation recovery policy after the SEC adopts final rules implementing the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation earned during the years ended December 31, 2016, 2015 and 2014 by (i) our current Principal Executive Officer (“PEO”); (ii) our Principal Financial Officer (“PFO”); and (iii) our next three highest compensated executive officers (collectively, the “named executive officers” or "NEOs").

Summary Compensation Table for 2016

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Elisa A. Steele	2016	$500,000	$—	$1,184,375	$636,500	$568,500	$19,200	$2,908,575
Chief Executive Officer	2015	500,000	—	2,670,000	1,334,850	282,500	14,400	4,801,750
and Director	2014	391,170	—	4,155,450	—	—	14,000	4,560,620

Bryan J. LeBlanc	2016	400,000	—	454,800	251,250	341,100	6,400	1,453,550
Executive Vice President and	2015	387,435	—	739,590	369,753	84,000	4,800	1,585,579
Chief Financial Officer	2014	290,000	—	732,600	199,065	—	4,667	1,226,332

Ofer Ben-David	2016	350,000	—	454,800	201,000	298,463	14,400	1,318,663
Executive Vice President, Engineering	2015	343,750	—	2,051,000	266,970	73,500	13,750	2,748,970
	2014	11,250	50,000	—	—	—	—	61,250

Jeff Lautenbach(4)	2016	400,000	—	379,000	201,000	339,785	14,400	1,334,185
President, Worldwide Field	2015	142,564	200,000	986,700	232,513	—	4,000	1,565,777
Operations

David Puglia(5)	2016	300,000	—	236,875	125,625	170,550	8,893	841,943
Executive Vice President and	2015	72,885	—	404,800	428,313	15,189	—	921,187
Chief Marketing Officer

(1)
Represents the grant date fair value. See Notes 2 and 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for information on the valuation assumptions and other related information.

(2)	Amounts in this column represent amounts earned pursuant to our Executive Bonus Plan as described in further detail below in the Grants of Plan-Based Awards Table.

(3)	All other compensation for 2016 relates to 401(k) matching contributions.

(4)
Mr. Lautenbach's employment began in August 2015, and accordingly, compensation information is provided from that time. Mr. Lautenbach is not eligible to participate in the Company's Executive Bonus Plan. However, Mr. Lautenbach is eligible for a bonus opportunity upon the achievement of specified sales metrics through his sales compensation plan.

(5)	Mr. Puglia's employment began in October 2015, and accordingly, compensation information is provided from that time.

Grants of Plan-Based Awards Table for the Year Ended December 31, 2016

Name	Grant date(1)	Estimated future payouts under non-equity incentive plan awards(1)			All other stock awards: number of shares of stock or units (#)	All other Option awards: number of securities underlying options (#)	Exercise or base price of option awards ($/sh)	Grant date fair value of stock and option awards ($)(2)
		Threshold ($)	Target ($)	Maximum ($)
Elisa A. Steele	—	$400,000	$500,000	$625,000	—	—	$—	$—
	5/23/2016	—	—	—	312,500	—	—	1,184,375
	5/23/2016	—	—	—	—	380,000	3.79	636,500

Bryan J. LeBlanc	—	240,000	300,000	375,000	—	—	—	—
	5/23/2016	—	—	—	120,000	—	—	454,800
	5/23/2016	—	—	—	—	150,000	3.79	251,250

Ofer Ben-David	—	210,000	262,500	328,125	—	—	—	—
	5/23/2016	—	—	—	120,000	—	—	454,800
	5/23/2016	—	—	—	—	120,000	3.79	201,000

Jeff Lautenbach(3)	—	—	—	—	—	—	—	—
	5/23/2016	—	—	—	100,000	—	—	379,000
	5/23/2016	—	—	—	—	120,000	3.79	201,000

David Puglia	—	120,000	150,000	187,500
	5/23/2016	—	—	—	62,500	—	—	236,875
	5/23/2016	—	—	—	—	75,000	3.79	125,625

(1)
For each of the named executive officers, the target bonus was set by our Compensation Committee and was based on achieving 100% of the plan goals. For the 2016 bonus, for achieving the threshold level of plan goals, the bonus would equal 80% of the target bonus. For achieving the maximum level of plan goals, the bonus would equal 125% of the target bonus.

(2)
See Notes 2 and 9 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for information on the valuation assumptions and other related information.

(3)
Mr. Lautenbach is not eligible to participate in the Company's Executive Bonus Plan. However, Mr Lautenbach is eligible for a bonus opportunity upon the achievement of specified sales metrics through his sales compensation plan. See "Compensation Discussion and Analysis."

Option Exercises and Stock Vested for the Year Ended December 31, 2016
The following table summarizes stock options exercised and RSUs vested during 2016 for each NEO.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Elisa A. Steele	—	$—	275,568	$1,055,589
Bryan J. LeBlanc	—	—	83,525	321,306
Ofer Ben-David	—	—	109,318	418,567
Jeff Lautenbach	—	—	66,932	257,518
David Puglia	—	—	31,364	121,404

(1)	This amount represents the fair value of our common stock on the date of vest multiplied by the number of shares that vested.

Outstanding Equity Awards at Year End 2016

The following table sets forth the outstanding equity awards held by the NEOs as of December 31, 2016:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($/Sh)	Option expiration date		Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Elisa A. Steele	229,167	270,833	$5.34	2/13/2025	(1)	—		$—
	—	380,000	3.79	5/23/2026	(2)	—		—
	—	—	—	—		117,187	(9)	509,763
	—	—	—	—		281,250	(10)	1,223,438
	—	—	—	—		255,682	(11)	1,112,217

Bryan J. LeBlanc	552,841	—	0.53	7/31/2018		—		—
	158,188	—	0.56	4/17/2019		—		—
	100,000	—	2.61	9/8/2020		—		—
	25,000	—	17.41	5/23/2022		—		—
	28,125	1,875	16.34	3/21/2023	(3)	—		—
	35,417	14,583	8.14	2/29/2024	(4)			—
	63,479	75,021	5.34	2/13/2025	(5)	—		—
	—	150,000	3.79	5/23/2026	(2)	—		—
	—	—	—	—		7,500	(12)	32,625
	—	—	—	—		3,333	(13)	14,499
	—	—	—	—		77,906	(14)	338,891
	—	—	—	—		98,182	(11)	427,092

Ofer Ben-David	50,000	50,000	5.34	2/13/2025	(6)	—		—
	—	120,000	3.79	5/23/2026	(2)	—		—
	—	—	—	—		175,000	(15)	761,250
	—	—	—	—		98,182	(11)	427,092

Jeff Lautenbach	31,667	63,333	5.06	11/12/2025	(7)	—		—
	—	120,000	3.79	5/23/2026	(2)	—		—
	—	—	—	—		134,062	(16)	583,170
	—	—	—	—		81,818	(11)	355,908

David Puglia	51,042	123,958	5.06	11/12/2025	(8)	—		—
	—	75,000	3.79	5/23/2026	(2)	—		—
	—	—	—	—		55,000	(16)	239,250
	—	—	—	—		51,136	(11)	222,442

(1)	These options vested as to 1/48 of the total granted on March 9, 2015, with an additional 1/48 vesting monthly over the following 47 months with the full vesting occurring on February 9, 2019.

(2)
These performance-based stock options were granted on May 23, 2016, 1/4th of these options will vest upon the achievement of specific performance targets based on the Company’s stock price and subject to each named executive officer’s continued service through each vesting date. Any options that do not vest prior to May 23, 2020 are forfeited.

(3)
These options vested as to 25% of the total granted on March 21, 2014, with an additional 1/36 of the remaining amount vesting monthly over the following 36 months with full vesting occurring on March 21, 2017.

(4)	These options vested as to 1/48 of the total granted on March 31, 2014, with an additional 1/48 vesting monthly over the following 47 months with the full vesting occurring on February 28, 2018.

(5)	These options vested as to 1/48 of the total granted on March 9, 2015, with an additional 1/48 vesting monthly over the following 47 months with the full vesting occurring on February 9, 2019.

(6)	These options vested as to 1/48 of the total granted on January 19, 2015, with an additional 1/48 vesting monthly over the following 47 months with the full vesting occurring on December 19, 2018.

(7)	These options vested as to 1/48 of the total granted on September 24, 2015, with an additional 1/48 vesting monthly over the following 47 months with the full vesting occurring on August 24, 2019.

(8)	These options vested as to 1/48 of the total granted on November 5, 2015, with an additional 1/48 vesting monthly over the following 47 months with the full vesting occurring on October 5, 2019.

(9)	These shares vested as to 1/16 of the total granted on May 16, 2014, with an additional 1/16 vesting quarterly over the following 15 quarters with the full vesting occurring on February 16, 2018.

(10)	These shares vested as to 1/16 of the total granted on May 16, 2015, with an additional 1/16 vesting quarterly over the following 15 quarters with the full vesting occurring on February 16, 2019.

(11)	These shares vested as to 1/11 of the total granted on August 16, 2016, with an additional 1/11 vesting quarterly over the following 10 quarters with the full vesting occurring on February 16, 2019.

(12)	These shares vested as to 25% of the total granted on each of May 16, 2014 and May 18, 2015, with an additional 25% vesting on each of May 16, 2016 and May 16, 2017.

(13)	These shares vested as to 1/12 of the total granted on May 16, 2014, with an additional 1/12 vesting quarterly over the following 11 quarters with the full vesting occurring on February 16, 2017.

(14)	These shares vested as to 1/16 of the total granted on May 16, 2015, with an additional 1/16 vesting quarterly over the following 15 quarters with the full vesting occurring on February 16, 2019.

(15)	These shares vested as to 1/16 of the total granted on February 16, 2015, with an additional 1/16 vesting quarterly over the following 15 quarters with the full vesting occurring on November 16, 2018.

(16)	These shares vested as to 1/16 of the total granted on November 30, 2015, with an additional 1/16 vesting quarterly over the following 15 quarters with the full vesting occurring on August 16, 2019.

EMPLOYMENT AGREEMENTS, OFFER LETTERS AND POTENTIAL PAYMENTS
UPON TERMINATION OR CHANGE-OF-CONTROL

Elisa A. Steele
We entered into an executive employment agreement with Ms. Steele in December 2013 in connection with her role as Executive Vice President, Chief Marketing Officer and Strategy. In August 2014, Ms. Steele was promoted to Executive Vice President, Marketing and Products and, in November 2014, Ms. Steele was appointed President and member of the Office of the CEO. On February 9, 2015, in connection with her appointment to the role of Chief Executive Officer and President, we entered into an Amended and Restated Offer Letter with Ms. Steele which continues her employment on an at-will basis. She is currently paid an annual base salary of $500,000 and is eligible to receive an annual target bonus of $500,000. Further, in connection with her appointment as Chief Executive Officer and President, Ms. Steele received a stock option to purchase 500,000 shares of our common stock at an exercise price equal to the fair market value of a share of our common stock on the grant date and 500,000 RSUs. In addition, we entered into an Amended and Restated Change of Control and Retention Agreement with Ms. Steele to provide certain benefits upon an involuntary termination other than for cause, or resignation for good reason during a change of control period or in connection with a change of control such that Ms. Steele will receive (subject to Ms. Steele signing and not revoking a release of claims): (1) a severance payment equal to 18 months of her base salary, (2) a lump sum payment equal to 18 multiplied by the cost of a single month of COBRA coverage (if Ms. Steele is covered by our health care plan), (3) a bonus severance payment equal to 150% of the greater of (i) the annual target bonus for the year in which Ms. Steele’s employment is terminated, and (ii) the actual bonus Ms. Steele would earn under our executive bonus plan in effect in the fiscal year in which the date of her termination occurs based on our achievement against the metrics established under the plan and assuming that any individual goals for Ms. Steele are achieved at target levels, and (4) accelerated vesting as to 100% of the then-unvested shares subject to each of Ms. Steele’s then-outstanding equity awards. In addition, upon an involuntary termination other than for cause, or resignation for good reason other than during a change of control period or in connection with a potential change of control, Ms. Steele will receive (subject to Ms. Steele signing and not revoking a release of claims): (1) a severance payment equal to 12 months of her base salary, (2) a lump sum payment equal to 12 multiplied by the cost of a single month of COBRA coverage (if Ms. Steele is covered by our health care plan), (3) a bonus severance payment equal to the greater of (i) the annual target bonus for the year in which Ms. Steele’s employment is terminated, and (ii) the actual bonus Ms. Steele would earn under our executive bonus plan in effect in the fiscal year in which the date of her termination occurs based on our achievement against the metrics established under the plan and assuming that any individual goals for Ms. Steele are achieved at target levels, and (4) accelerated vesting of the number of shares subject to each of her equity awards that otherwise would vest during the 12 month period immediately following the date of termination under the equity award’s vesting schedule had Ms. Steele continued to be employed through the end of such 12 month period.

Bryan J. LeBlanc
We entered into an offer letter with Mr. LeBlanc, our Chief Financial Officer, in June 2008. The offer letter agreement has no specific term and constitutes at-will employment. Mr. LeBlanc’s current annual base salary is $400,000 and his annual target bonus opportunity is 75% of his annual base salary. Mr. LeBlanc’s Change of Control and Retention Agreement provides for acceleration of the then-outstanding equity awards by an amount equal to the lesser of 1) the then-outstanding equity awards, or 2) 50% of the total number of shares subject to such equity award at the time of its grant in the event Mr. LeBlanc is either involuntarily terminated without cause or is terminated by Mr. LeBlanc for good reason, each within 12 months following a change of control. In addition, in August 2011, our board of directors adopted a policy that provides that, if Mr. LeBlanc is involuntarily terminated not within 12 months following a change of control, he will be paid nine months of his base salary and provided nine months of benefits continuation and, if Mr. LeBlanc is involuntarily terminated without cause or if Mr. LeBlanc terminates his employment for good reason within 12 months following a change of control, he will be paid 12 months of his base salary and provided 12 months of benefits continuation. The receipt of these severance benefits is subject to Mr. LeBlanc signing and not revoking a release of claims.

Ofer Ben-David
We entered into an offer letter with Mr. Ben-David, our Executive Vice President, Engineering, in December 2014. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Ben-David’s current annual base salary is $350,000 and his annual target bonus opportunity is 75% of his annual base salary. Mr. Ben-David’s Change of Control and Retention Agreement provides for acceleration of the then-outstanding equity awards by an amount equal to the lesser of 1) the then-outstanding equity awards, or 2) 50% of the total number of shares subject to such equity award at the time of its grant in the event Mr. Ben-David is either involuntarily terminated without cause or is terminated by Mr. Ben-David for good reason, each within 12 months following a change of control. In addition, if Mr. Ben-David is involuntarily terminated not within 12 months following a change of control, he will be paid nine months of his base salary and provided nine months of benefits continuation and, if Mr. Ben-David is involuntarily terminated without cause or if Mr. Ben-David terminates his employment for good reason within 12 months following a change of control, he will be paid 12 months of his base salary and provided 12 months of benefits continuation. The receipt of these severance benefits is subject to Mr. Ben-David signing and not revoking a release of claims.

Jeff Lautenbach
We entered into an offer letter with Mr. Lautenbach, our President, Worldwide Field Operations, in August 2015. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Lautenbach's current annual base salary is $400,000 and his annual target bonus opportunity is 100% of his annual base salary. Mr. Lautenbach's Change of Control and Retention Agreement provides for acceleration of the then-outstanding equity awards by an amount equal to the lesser of 1) the then-outstanding equity awards, or 2) 50% of the total number of shares subject to such equity award at the time of its grant in the event Mr. Lautenbach is either involuntarily terminated without cause or is terminated by Mr. Lautenbach for good reason, each within 12 months following a change of control. In addition, if Mr. Lautenbach is involuntarily terminated not within 12 months following a change of control, he will be paid nine months of his base salary and provided nine months of benefits continuation and, if Mr. Lautenbach is involuntarily terminated without cause or if Mr. Lautenbach terminates his employment for good reason within 12 months following a change of control, he will be paid 12 months of his base salary and provided 12 months of benefits continuation. The receipt of these severance benefits is subject to Mr. Lautenbach signing and not revoking a release of claims.

David Puglia
We entered into an offer letter with Mr. Puglia, our Senior Vice President and Chief Marketing Officer, in October 2015. The offer letter agreement has no specific term and constitutes at-will employment. Mr. Puglia's current annual base salary is $300,000 and his annual target bonus opportunity is 50% of his annual base salary. Mr. Puglia's Change of Control and Retention Agreement provides for acceleration of the then-outstanding equity awards by an amount equal to the lesser of 1) the then-outstanding equity awards, or 2) 50% of the total number of shares subject to such equity award at the time of its grant in the event Mr. Puglia is either involuntarily terminated without cause or is terminated by Mr. Puglia for good reason, each within 12 months following a change of control. In addition, if Mr. Puglia is involuntarily terminated not within 12 months following a change of control, he will be paid nine months of his base salary and provided nine months of benefits continuation and, if Mr. Puglia is involuntarily terminated without cause or if Mr. Puglia terminates his employment for good reason within 12 months following a change of control, he will be paid 12 months of his base salary and provided 12 months of benefits continuation. The receipt of these severance benefits is subject to Mr. Puglia signing and not revoking a release of claims.

Summary of Benefits

Potential Payments Upon Termination Following Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to our named executive officers as of December 31, 2016 if their employment had been terminated by us without cause or if they experienced a constructive termination, each within 12 months following a change of control on December 31, 2016:

Name	Cash severance benefits	Value of benefit continuation	Number of options that would vest	Intrinsic value of options that would vest(1)	Number of RSUs that would vest	Value of RSUs that would vest(2)	Total severance benefits
Elisa A. Steele(3)	$750,000	$34,199	650,833	$—	654,119	$2,845,418	$3,629,616
Bryan J. LeBlanc	400,000	22,799	150,518	—	140,083	609,361	1,032,160
Ofer Ben-David	350,000	22,799	110,000	—	235,000	1,022,250	1,395,049
Jeff Lautenbach	400,000	22,799	107,500	—	147,500	641,625	1,064,424
David Puglia	300,000	17,105	125,000	—	71,250	309,938	627,042

(1)
Intrinsic value is calculated as the difference between the fair value of a share of common stock underlying the options subject to accelerated vesting on December 31, 2016 and the exercise price of these options, multiplied by the number of unvested shares.

(2)	Value of RSUs that would vest is calculated as the number of shares that would vest multiplied by the fair value of our common stock on December 31, 2016.

(3)	Ms. Steele's total cash severance benefit includes a bonus payout which would be determined to be the greater of 150% annual target bonus or actual bonus payment.

Potential Payments Upon Termination Not Following Change of Control
The following table sets forth quantitative estimates of the benefits that would have accrued to our named executive officers as of December 31, 2016 if their employment had been terminated by us without cause or if they experienced a constructive termination, not following a change of control on December 31, 2016:

Name	Cash severance benefits	Value of benefit continuation	Number of options that would vest	Intrinsic value of options that would vest(1)	Number of RSUs that would vest	Value of RSUs that would vest(2)	Total severance benefits
Elisa A. Steele(3)	$500,000	$22,799	125,000	$—	332,387	$1,445,883	$1,968,683
Bryan J. LeBlanc	300,000	17,099	—	—	—	—	317,099
Ofer Ben-David	262,500	17,099	—	—	—	—	279,599
Jeff Lautenbach	300,000	17,099	—	—	—	—	317,099
David Puglia	225,000	12,829	—	—	—	—	237,829

(1)
Intrinsic value is calculated as the difference between the fair value of a share of common stock underlying the options subject to accelerated vesting on December 31, 2016 and the exercise price of these options, multiplied by the number of unvested shares.

(2)	Value of RSUs that would vest is calculated as the number of shares that would vest multiplied by the fair value of our common stock on December 31, 2016.

(3)	Ms. Steele's total cash severance benefit includes a bonus payout which would be determined to be the greater of 100% annual target bonus or actual bonus payment.

EMPLOYMENT ARRANGEMENTS AND INDEMNIFICATION AGREEMENTS

We have entered into employment and consulting arrangements with certain of our current executive officers. See “Employment Agreements, Offer Letters and Potential Payments Upon Termination or Change-of-Control.”

We have also entered into indemnification agreements with each of our directors and officers, as well as certain stockholders affiliated with our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 17, 2017, certain information regarding beneficial ownership of our common stock (a) by each person known by us to be the beneficial owner of more than five percent of the outstanding common stock, (b) by each director and nominee for director, (c) by the named executive officers (as defined at “Executive Compensation”), and (d) by all of our current executive officers and directors as a group.

Unless otherwise indicated, the address for each listed stockholder is c/o Jive Software, Inc., 300 Orchard City Drive, Suite 100, Campbell, California 95008. To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by the person.

Beneficial ownership includes sole or shared voting or investment power with respect to securities and includes the shares issuable pursuant to stock options that are exercisable within 60 days of the determination date or RSUs that vest within 60 days of the determination date, which in the case of the following table is April 17, 2017. Such shares issuable pursuant to stock options or restricted stock are deemed outstanding for computing the percentage of the person holding such options or RSUs but are not deemed outstanding for computing the percentage of any other person. The percentage of beneficial ownership is based on 79,216,364 shares of common stock outstanding as of April 17, 2017.

5% or greater stockholders:	Number of Shares(1)	Percent of Shares Outstanding
Entities affiliated with Sequoia Capital(2)	13,560,186	17.1%
Matthew Tucker(3)	5,815,576	7.3%
Francisco Partners Management, LLC(4)	5,811,385	7.3%
The Vanguard Group(5)	5,417,252	6.8%

Named executive officers and directors:
Elisa A. Steele	737,601	*
Bryan J. LeBlanc	1,129,511	1.4%
Ofer Ben-David	205,255	*
Jeff Lautenbach	137,841	*
David Puglia	111,728	*
Margaret ("Marge") A. Breya	144,811	*
Stephen ("Steve") R. Darcy	40,701	*
Robert Frankfurt	—	*
Philip Koen	63,536	*
Thomas J. Reilly	160,946	*
Charles (“Chuck”) J. Robel	312,582	*
Gabrielle Toledano	53,022	*
Balaji Yelamanchili	—	*
Anthony Zingale(6)	857,594	1.1%

All current executive officers and directors as a group (13 persons)	3,955,128	4.8%
*Less than 1%

(1)	Includes RSUs that vest within 60 days of April 17, 2017 as well as shares of common stock subject to options currently exercisable or exercisable within 60 days of April 17, 2017 as follows:

	Option Awards	RSU Awards
Elisa A. Steele	291,667	83,097
Bryan J. LeBlanc	987,446	27,065
Ofer Ben-David	60,417	32,784
Jeff Lautenbach	41,563	21,279
David Puglia	72,917	10,682
Margaret ("Marge") A. Breya	35,327	13,639
Stephen ("Steve") R. Darcy	27,473	—
Robert Frankfurt	—	—
Philip Koen	42,702	5,682
Thomas J. Reilly	27,624	13,480
Charles (“Chuck”) J. Robel	160,000	15,701
Gabrielle Toledano	35,729	3,706
Balaji Yelamanchili	—	—
Anthony Zingale	693,541	13,005

All executive officers and directors as a group	2,476,406	240,120

(2)
Includes 12,852,325 shares held by Sequoia Capital Growth Fund III, L.P., 597,327 shares held by Sequoia Capital Growth Principals Fund III and 110,534 shares held by Sequoia Capital Growth Partners III, L.P., collectively the Sequoia Funds. SCGF III Management, LLC is the general partner of Sequoia Capital Growth Fund III and Sequoia Capital Growth Partners III, and the managing member of Sequoia Capital Growth III Principals Fund (collectively referred to as Sequoia Capital). The managing members of SCGF Management III, LLC, Roelof Botha, J. Scott Carter, James J. Goetz, Michael Goguen, Douglas Leone and Michael Moritz, have shared voting and dispositive powers over the shares. The address for Sequoia Capital is 3000 Sand Hill Road, 4-250, Menlo Park, CA 94025.

(3)
Includes 5,336,962 shares held by the Matthew Tucker Trust under agreement dated May 26, 2011, of which Mr. Tucker is the trustee, 475,805 shares held by the Tucker Family 2011 Irrevocable Trust under agreement dated June 1, 2011, of which Mr. Tucker is the trustee, and 2,809 shares held directly by Mr. Tucker.

(4)
Based solely on the information reported in the Schedule 13F filed with the SEC by Francisco Partners Management, LP (“Francisco Partners”) on February 12, 2016. Consists of 5,811,385 shares beneficially held by Francisco Partners, all of which Francisco Partners possesses sole voting and dispositive power. The address for Francisco Partners is One Letterman Drive, Building C - Suite 410, San Francisco, CA 94129.

(5)
Based solely on the information reported in the Schedule 13G filed with the SEC by The Vanguard Group ("Vanguard Group") on February 10, 2017. Consists of 5,417,252 shares beneficially held by Vanguard Group, of which Vanguard Group possesses sole voting power on 109,203 shares, shared voting power on 1,500 shares, sole dispositive power on 5,306,549 shares and shared dispositive power on 110,703 shares. The address for Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(6)
Includes 2,000 shares held by The Sam Maxwell Zingale Trust U/A DTD 12-11-00, for which Mr. Zingale serves as a trustee, 110,000 shares held by The Anthony Zingale CRUT UA DTD 12/16/2012, for which Mr. Zingale serves as the trustee and beneficiary, 34 shares held by The Anthony Zingale Living Trust, for which Mr. Zingale serves as the trustee and beneficiary and shares of common stock subject to options held by Mr. Zingale as detailed in footnote (1) above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATED PERSON TRANSACTIONS

Statement of Policy Regarding Related Person Transactions
We currently have in place a written related person transactions policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of our common stock, and any members of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related person transaction unless the related transaction is deemed to be on an arm’s length basis as determined by our General Counsel and Controller. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, or beneficial owner of more than 5% of our common stock or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our General Counsel and Controller for review, consideration and approval. In approving or rejecting any such proposal, consideration is given to the relevant facts and circumstances available and deemed relevant. At each regularly scheduled quarterly Audit Committee meeting, management reviews with the Audit Committee any related person transactions entered into during the prior fiscal quarter, including the value of such transactions, if applicable.

Certain Related Person Transactions
Other than as described below, we believe that there has not been any transaction or series of transactions during 2016 to which we were, or are to be, a participant in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer or holder of more than 5% of our common stock, or members of any such person’s immediate family, had or will have a direct or indirect material interest, other than compensation described in “Executive Compensation” and “Director Compensation” elsewhere in this Amendment No. 1 on Form 10-K/A.

Related Party Sales
Certain members of our board of directors also serve on the board of directors of certain of our customers and, in some cases, are also investors of these customers. Current deferred revenue and non-current deferred revenue from these customers was $0.4 million and $0.0 million, respectively, as of December 31, 2016. Total revenues related to these customers were $0.8 million in 2016. Amounts due from these related party customers were $0.1 million as of December 31, 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about our equity compensation plans as of December 31, 2016. Information is included for equity compensation plans approved by our stockholders. We do not have any non-stockholder approved equity compensation plans. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders(2)	12,348,045	$4.20	5,370,481
Equity compensation plans not approved by stockholders	–	–	–
Total	12,348,045	$4.20	5,370,481

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

(2)
Includes the following plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and 2015 Employee Stock Purchase Plan (the “ESPP”). Our 2011 Plan provides that on the first day of each fiscal year, the number of shares available for issuance thereunder is automatically increased by a number equal to the lesser of (i) 5,000,000 shares; (ii) 3.9% of the outstanding shares on the last day of the immediately preceding year; or (iii) such number of shares as determined by the board of directors.

DIRECTOR INDEPENDENCE
See “Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors and Corporate Governance.”

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to the Independent Registered Public Accounting Firm

The following table presents fees billed, or to be billed, by KPMG for professional services rendered with respect to the fiscal years ended December 31, 2016 and 2015. All of these services were approved by the Audit Committee:

	2016	2015
Audit Fees(1)	$801,000	$819,700
Audit-Related Fees(2)	—	23,500
Tax Fees	—	—
All Other Fees	—	—
	$801,000	$843,200

(1)
Consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, review of our registration statement on Form S-8, review of our quarterly consolidated financial statements and attestation of internal control and management’s assessment of internal control as required by Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-related fees include fees for the annual audit of our employee benefit plan.

Auditor Independence

In 2016, there were no other professional services provided by KPMG that would have required the Audit Committee to consider their compatibility with maintaining the independence of KPMG.

Audit Committee Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Consistent with requirements of the Securities and Exchange Commission (the "SEC") and the Public Company Accounting Oversight Board (the “PCAOB”) regarding auditor independence, our Audit Committee is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. In recognition of this responsibility, our Audit Committee has established a policy for the pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.

Before engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm will submit a detailed description of services expected to be rendered during that year for each of the following categories of services to the Audit Committee for approval:

•
Audit services. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

•
Audit related services. Audit related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”

•	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

•	Other services. Other services are those services not described in the other categories.

The Audit Committee generally pre-approves particular services or categories of services on a case-by-case basis. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus budgeted fees periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the services must be pre-approved by the Audit Committee before the independent registered public accounting firm is engaged.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the page 49 of the Original 10-K filed on February 28, 2017.

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

Date:	May 1, 2017		JIVE SOFTWARE, INC.

		By:	/s/ Bryan J. LeBlanc
Bryan J. LeBlanc
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1) (Exhibit 3.2)

3.2	Amended and Restated Bylaws. (1) (Exhibit 3.4)

4.1	Form of Common Stock Certificate. (1) (Exhibit 4.1)

4.2	Third Amended and Restated Investor Rights Agreement, by and among Jive Software, Inc. and the investors party thereto, dated March 28, 2011. (1) (Exhibit 4.2)

10.1*	2007 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2007 Stock Incentive Plan. (1) (Exhibit 10.1)

10.2*	2002 Stock Incentive Plan, as amended, and Form of Stock Option Agreement under 2002 Stock Incentive Plan. (1) (Exhibit 10.2)

10.3*	2011 Equity Incentive Plan and Form of Stock Option Agreement under 2011 Equity Incentive Plan. (1) (Exhibit 10.3)

10.4*	Form of Indemnification Agreement by and between Jive Software, Inc. and each of its directors and executive officers. (1) (Exhibit 10.4)

10.5*	Offer Letter, between Jive Software, Inc. and Bryan LeBlanc, dated June 6, 2008. (1) (Exhibit 10.6)

10.6*	Offer Letter, between Jive Software, Inc. and Ofer Ben-David, dated November 19, 2014. (8) (Exhibit 10.6)

10.7	Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, LLC, dated February 25, 2008. (1) (Exhibit 10.12)

10.8	First Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 1, 2010. (1) (Exhibit 10.13)

10.9	Second Amendment to the Lease Agreement between Jive Software, Inc. and Harsch Investment Properties, dated October 31, 2012. (4) (Exhibit 10.14)

10.10	Lease Agreement between Jive Software, Inc. and TTC Partners III, LLC, dated May 13, 2010. (1) (Exhibit 10.14)

10.11	Amendment to Lease Agreement between Jive Software, Inc. and TTC Partners III, LLC, dated October 28, 2016 (13) (Exhibit 10.11)

10.12	Lease Agreement between Jive Software, Inc. and Water Tower Fee Owner, LLC, dated October 14, 2016 (13) (Exhibit 10.12)

10.13	Second Amended Loan Agreement with Silicon Valley Bank dated May 23, 2012. (3) (Exhibit 10.1)

10.14	First Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated April 26, 2013. (5) (Exhibit 10.1)

10.15	Second Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated February 18, 2014. (6) (Exhibit 10.1)

10.16	Third Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated March 31, 2015. (9) (Exhibit 10.1)

10.17	Fourth Loan Modification Agreement between Jive Software, Inc. and Silicon Valley Bank, dated March 29, 2016. (12) (Exhibit 10.1)

10.18*	Form of Change of Control and Retention Agreement for Bryan LeBlanc, Ofer Ben-David, Jeffrey Lautenbach and David Puglia. (1) (Exhibit 10.17)

10.19*	Transition Agreement dated November 3, 2014, by and between Jive Software, Inc. and Anthony Zingale. (7) (Exhibit 10.2)

10.20*	2012 Executive Bonus Plan. (2) (Exhibit 10.1)

10.21*	Amended and Restated Offer Letter, dated February 9, 2015, by and between Jive Software, Inc. and Elisa Steele. (8) (Exhibit 10.17)

10.22*	Amended and Restated Change of Control and Retention Agreement, dated February 9, 2015, by and between Jive Software, Inc. and Elisa Steele. (8) (Exhibit 10.18)

E-1

Exhibit Number	Description
10.23*	2015 Employee Stock Purchase Plan. (10) (Exhibit 4.5)

10.24*	Offer letter between Jive Software, Inc. and Jeffrey Lautenbach, dated August 3, 2015. (11) (Exhibit 10.1)

10.25*	Offer letter between Jive Software, Inc. and David Puglia, dated September 9, 2015. (11) (Exhibit 10.2)

21.1	List of Subsidiaries. (13) (Exhibit 21.1)

23.1	Consent of KPMG LLP, independent registered public accounting firm. (13) (Exhibit 23.1)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. (13) (Exhibit 31.1)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002. (14) (Exhibit 31.2)

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1**
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. (13) (Exhibit 32.1)

32.2**
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. (13) (Exhibit 32.2)

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

(2)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on March 2, 2012.

(3)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on May 25, 2012.

(4)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 7, 2012.

(5)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 1, 2013.

(6)	Incorporated by reference to Form 8-K as filed with the Securities and Exchange Commission on February 19, 2014.

(7)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 6, 2014.

(8)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on February 27, 2015.

(9)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2015.

(10)	Incorporated by reference to Form S-8 as filed with the Securities and Exchange Commission on June 16, 2015.

(11)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2015.

(12)	Incorporated by reference to Form 10-Q as filed with the Securities and Exchange Commission on May 10, 2016.

(13)	Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on February 28, 2017.

E-2