Form 10-Q
period 2017-03-31
Jive Software, Inc.
filed 2017-05-10
CIK 1462633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-35367
_______________________________________________________
JIVE SOFTWARE, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	42-1515522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Orchard City Drive, Suite 100, Campbell, California	95008
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1 (877) 495-3700
_______________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of May 3, 2017 was 79,762,977.

JIVE SOFTWARE, INC.

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements
JIVE SOFTWARE, INC.
Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$42,635	$29,560
Short-term marketable securities	76,093	79,656
Accounts receivable, net of allowances of $1,059 and $323	37,772	57,386
Prepaid expenses and other current assets	18,151	16,438
Total current assets	174,651	183,040
Marketable securities, noncurrent	1,600	—
Property and equipment, net of accumulated depreciation of $36,243 and $34,824	10,144	9,583
Goodwill	29,753	29,753
Intangible assets, net of accumulated amortization of $25,277 and $24,871	1,561	1,967
Other assets	3,781	4,537
Total assets	$221,490	$228,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,253	$2,233
Accrued payroll and related liabilities	8,487	12,312
Other accrued liabilities	7,435	7,055
Deferred revenue, current	117,917	127,574
Term debt, current	—	600
Total current liabilities	139,092	149,774
Deferred revenue, less current portion	12,756	12,285
Other long-term liabilities	2,992	2,678
Total liabilities	154,840	164,737
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value. Authorized 290,000 shares; issued – 85,629 shares at March 31, 2017 and 85,200 at December 31, 2016; outstanding – 79,203 at March 31, 2017 and 78,774 at December 31, 2016	7	7
Less treasury stock at cost	(3,352)	(3,352)
Additional paid-in capital	404,489	400,740
Accumulated deficit	(334,127)	(332,501)
Accumulated other comprehensive loss	(367)	(751)
Total stockholders’ equity	66,650	64,143
Total liabilities and stockholders’ equity	$221,490	$228,880
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product	$47,033	$46,526
Professional services	3,050	4,135
Total revenues	50,083	50,661
Cost of revenues:
Product	11,300	12,766
Professional services	3,883	5,669
Total cost of revenues	15,183	18,435
Gross profit	34,900	32,226
Operating expenses:
Research and development	11,713	11,739
Sales and marketing	16,999	20,981
General and administrative	6,984	6,447
Restructuring	442	—
Total operating expenses	36,138	39,167
Loss from operations	(1,238)	(6,941)
Other income (expense), net:
Interest income	173	116
Interest expense	(11)	(44)
Other, net	(269)	(203)
Total other expense, net	(107)	(131)
Loss before provision for income taxes	(1,345)	(7,072)
Provision for income taxes	281	337
Net loss	$(1,626)	$(7,409)
Basic and diluted net loss per share	$(0.02)	$(0.10)
Shares used in basic and diluted per share calculations	78,974	76,488
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,626)	$(7,409)
Other comprehensive income related to:
Foreign currency translation, net of tax	384	121
Unrealized gain on marketable securities, net of tax	—	143
Other comprehensive income	384	264
Comprehensive loss	$(1,242)	$(7,145)
See accompanying Condensed Notes to Consolidated Financial Statements.

JIVE SOFTWARE, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,626)	$(7,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,617	3,569
Stock-based compensation	4,024	3,653
Change in deferred taxes	85	59
Other	175	49
Decrease (increase) in:
Accounts receivable, net	19,614	16,439
Prepaid expenses and other assets	(1,742)	982
Increase (decrease) in:
Accounts payable	3,030	3,483
Accrued payroll and related liabilities	(3,771)	14
Other accrued liabilities	(273)	(956)
Deferred revenue	(9,186)	(10,281)
Other long-term liabilities	(147)	(85)
Net cash provided by operating activities	12,800	9,517
Cash flows from investing activities:
Payments for purchase of property and equipment	(753)	(1,214)
Purchases of marketable securities	(21,433)	(15,224)
Sales of marketable securities	—	1,001
Maturities of marketable securities	23,300	16,053
Net cash provided by investing activities	1,114	616
Cash flows from financing activities:
Proceeds from exercise of stock options	19	39
Taxes paid related to net share settlement of equity awards	(294)	(144)
Capital lease payments	(102)	—
Repayments of term loans	(600)	(600)
Net cash used in financing activities	(977)	(705)
Net increase in cash and cash equivalents	12,937	9,428
Effect of exchange rate changes	138	(47)
Cash and cash equivalents, beginning of period	29,560	9,870
Cash and cash equivalents, end of period	$42,635	$19,251
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

The accompanying consolidated financial statements and condensed footnotes have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commissions (the "SEC") on February 28, 2017.

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

During the three months ended March 31, 2017, no shares were issued under the ESPP.

Stock Plan Activity
Certain information regarding stock plan activity for the three-month period ended March 31, 2017 and stock options outstanding as of March 31, 2017 was as follows:

	Shares Available for Grant	Outstanding Stock Options	Weighted average exercise price	Weighted average remaining life (in years)	Aggregate intrinsic value (in thousands)
Balances, December 31, 2016	3,859,304	7,255,759	$4.20
Additional shares reserved	3,072,200
Granted – stock options	(141,750)	141,750	4.20
Forfeited – stock options	70,932	(70,932)	5.03
Exercised – stock options		(4,076)	3.14
Granted – restricted stock units ("RSUs")	(1,783,100)
Forfeited – RSUs	145,030
Vested RSUs adjusted for taxes	70,083
Balances, March 31, 2017	5,292,699	7,322,501	$4.19	5.65	$8,420
Exercisable at March 31, 2017		4,310,756	$4.13	3.44	$7,238
Vested and expected to vest		7,111,156	$4.18	5.57	$8,336

Restricted Stock Activity
Restricted stock results from the grant of RSUs. The shares of restricted stock vest over the period specified in the related RSU agreements.

Restricted stock activity was as follows:

	Number of shares	Weighted average grant date fair value
Balances, December 31, 2016	5,092,286	$4.85
Granted – RSUs	1,783,100	4.20
Vested – RSUs	(494,792)	4.65
Forfeited – RSUs	(145,030)	4.98
Balances, March 31, 2017	6,235,564	4.68

All shares to be issued upon the exercise of stock options and the vesting of RSUs will come from newly issued shares.

Stock-based compensation expense was included in our Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$540	$616
Research and development	1,017	916
Sales and marketing	854	815
General and administrative	1,602	1,289
	$4,013	$3,636

As of March 31, 2017, unrecognized stock-based compensation related to all stock-based awards was $29.4 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

Note 4.    Net Loss Per Share

Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net loss	$(1,626)	$(7,409)
Denominator:
Weighted-average shares used to compute net loss per share, basic and diluted	78,974	76,488
Net loss per share, basic and diluted	$(0.02)	$(0.10)

Potentially dilutive securities that are not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	As of March 31,
	2017	2016
Shares subject to outstanding common stock options	7,322,501	7,232,080
Unvested restricted common stock	6,235,564	5,658,584
Purchase rights from the ESPP	61,724	281,148
	13,619,789	13,171,812

Note 5.    Goodwill and Intangible Assets, Net

Goodwill
Our goodwill balance did not change during the three months ended March 31, 2017 or during the year ended December 31, 2016.

Other Intangible Assets, net
The following table presents our intangible assets and their related useful lives (dollars in thousands):

	Useful Life	March 31, 2017	December 31, 2016
Acquired technology	5-7 years	$20,441	$20,441
Accumulated amortization		(18,880)	(18,474)
		1,561	1,967
Perpetual software licenses	2 years	2,430	2,430
Accumulated amortization		(2,430)	(2,430)
		—	—
Covenant not to compete	1-4 years	2,028	2,028
Accumulated amortization		(2,028)	(2,028)
		—	—
Other	2-7 years	1,939	1,939
Accumulated amortization		(1,939)	(1,939)
		—	—
Total intangible assets, net		$1,561	$1,967

Amortization expense related to intangible assets was as follows (in thousands):

Three Months Ended March 31,
2017	2016
$406	$1,038

Expected future amortization expense as of March 31, 2017 is as follows (in thousands):

Remainder of 2017	$1,181
2018	380
$1,561

Note 6.    Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

March 31, 2017
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$24,413	$—	$—	$24,413
Cash equivalents:
Commercial paper	1,697	—	—	1,697
Money market mutual funds	15,625	—	—	15,625
Corporate notes and bonds	900	—	—	900
Total cash and cash equivalents	42,635	—	—	42,635
Short-term marketable securities:
Commercial paper	11,978	—	—	11,978
Corporate notes and bonds	33,729	—	(23)	33,706
Government obligations	3,002	—	(2)	3,000
U.S. agency obligations	27,429	—	(20)	27,409
Total short-term marketable securities	76,138	—	(45)	76,093
Marketable securities, noncurrent:
Corporate notes and bonds	1,601	—	(1)	1,600
Cash, cash equivalents, short-term marketable securities and marketable securities, noncurrent	$120,374	$—	$(46)	$120,328

December 31, 2016
Description	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$13,434	$—	$—	$13,434
Cash equivalents:
Money market mutual funds	16,126	—	—	16,126
Total cash and cash equivalents	29,560	—	—	29,560
Short-term marketable securities:
Commercial paper	11,664	—	—	11,664
Corporate notes and bonds	35,555	—	(37)	35,518
Government obligations	5,004	—	(1)	5,003
U.S. agency obligations	27,479	—	(8)	27,471
Total short-term marketable securities	79,702	—	(46)	79,656
Cash, cash equivalents and short-term marketable securities	$109,262	$—	$(46)	$109,216

As of March 31, 2017 and December 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

As of March 31, 2017, the following table summarizes the estimated fair value of our investments in marketable securities, all of which are considered available-for-sale, classified by the contractual maturity date (in thousands):

Due within 1 year	$76,093
Due within 1 year through 3 years	1,600
Total marketable securities	$77,693

See also Note 7.

Note 7.    Fair Value Measurements

Factors used in determining the fair value of financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities as of the reporting date;

•	Level 2 – other significant directly or indirectly observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds and credit risk; and

•	Level 3 – significant inputs that are generally less observable than objective sources, including our own assumptions in determining fair value.

The factors or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

The following tables present our financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Commercial paper	$—	$1,697	$—	$1,697
Money market mutual funds	15,625	—	—	15,625
Corporate notes and bonds	—	900	—	900
Total cash equivalents	15,625	2,597	—	18,222
Marketable securities
Commercial paper	—	11,978	—	11,978
Corporate notes and bonds	—	35,306	—	35,306
Government obligations	—	3,000	—	3,000
U.S. agency obligations	—	27,409	—	27,409
Total marketable securities	—	77,693	—	77,693
Total	$15,625	$80,290	$—	$95,915

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents
Money market mutual funds	$16,126	$—	$—	$16,126
Marketable securities
Commercial paper	—	11,664	—	11,664
Corporate notes and bonds	—	35,518	—	35,518
Government obligations	—	5,003	—	5,003
U.S. agency obligations	—	27,471	—	27,471
Total marketable securities	—	79,656	—	79,656
Total	$16,126	$79,656	$—	$95,782

We did not have any financial liabilities measured at fair value on a recurring basis at March 31, 2017 or December 31, 2016.

We classify our marketable securities as available-for-sale and, accordingly, record them at fair value based on quoted market prices for similar securities. Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of Stockholders’ Equity until realized. See the Consolidated Statements of Comprehensive Loss.

There were no changes to our valuation techniques during the three months ended March 31, 2017.

During the three-month periods ended March 31, 2017 and March 31, 2016, we did not record any other-than-temporary impairments.

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

On March 30, 2017, we entered into a Fifth Loan Modification Agreement with SVB to amend the expiration date of the Loan Agreement to May 22, 2018 as well as modify the adjusted EBITDA financial covenant for periods ending after December 31, 2016.

At March 31, 2017, we had $0.6 million of outstanding letters of credit, no revolving loans outstanding under the Loan Agreement and no term loans outstanding after making the final payment on our loan obligation during the first quarter of 2017. We were in compliance with all covenants as of March 31, 2017.

Note 9.    Commitments and Contingencies

We have $16.7 million of future payments under our operating leases and $11.8 million of commitments under non-cancelable purchase orders at March 31, 2017. These non-cancelable purchase order commitments will be filled at various times through the fourth quarter of 2019. As of March 31, 2017, our longest operating lease expires in October 2022.

Note 10.    Statements of Cash Flows

The summary of supplemental cash flows information is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Cash Flow Information
Cash paid for interest	$12	$21
Cash paid for income taxes	131	187

Supplemental Non-Cash Information
Construction costs funded by landlord tenant improvement allowance	$627	$—

Note 11.    Related-Party Transactions

Certain members of our board of directors also serve on the board of directors or are employees of certain of our customers and, in some cases, our board members are also investors in these customers. Certain information regarding these customers was as follows (in thousands):

	March 31, 2017	December 31, 2016
Accounts receivable	$441	$63
Current deferred revenue	564	372
Non-current deferred revenue	—	7

	Three Months Ended March 31,
	2017	2016
Product	$190	$170
Professional services	11	20
Total revenues	$201	$190

Note 12.    New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In addition, the standard requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard, as amended, is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted for annual reporting periods beginning after December 15, 2016. We do not plan to early adopt, and thus, the new standard will become effective for us on January 1, 2018.

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

We are in the initial stages of our assessment of the impact of the new standard on our accounting policies, processes and system requirements. We have assigned internal resources and engaged third party service providers to assist with the assessment and implementation and we have made, and will continue to make, investments in systems to enable timely and accurate reporting under the new standard. Although we have not concluded what impact the new standard will have, we anticipate the impact on our consolidated financial statements will be material.

We currently believe the most significant impact relates to our accounting for software license revenue and professional services revenue. Under current industry-specific software revenue recognition guidance, we have historically concluded that we did not have vendor-specific objective evidence ("VSOE") of fair value for the undelivered services related to time-based licenses, and, accordingly, we have recognized time-based licenses and related services ratably over the subscription term. Professional services included in an arrangement with subscription revenue have also been recognized ratably over the subscription term. The new standard does not retain the concept of VSOE, and, thus, requires an evaluation of whether time-based licenses and related services, including professional services, are distinct performance obligations and, therefore, should be separately recognized at a point in time or over time. Based on our current assessment, we expect that software license revenue and professional services revenue, bundled with other elements, will be recognized upon delivery after adoption of the new standard. We expect revenue related to support and maintenance, hosting, and standalone professional services to remain substantially unchanged. Due to the complexity of certain of our software license subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of delivery.

We have also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, with respect to capitalization and amortization of incremental costs of obtaining a contract. The new cost guidance, as interpreted by the FASB Transition Resource Group for Revenue Recognition (“TRG”), requires the capitalization of all incremental costs to obtain a contract with a customer that would not have been incurred if the contract had not been obtained, provided the costs are expected to be recovered. The new cost guidance also requires entities to determine whether the costs relate to specific anticipated contracts, potentially extending the amortization period beyond the initial contract period. We currently believe this guidance will result in capitalizing additional costs of obtaining a contract with a customer, including additional sales commissions, and that the period of benefit for deferred commission costs will likely be longer than the initial contract period. Under our current accounting policy, we amortize the capitalized costs over the underlying contractual period.

While we continue to assess the potential impacts of the new standard, including the areas described above, and anticipate this standard will have a material impact on our consolidated financial statements, we do not know, and cannot reasonably estimate, quantitative information related to the impact of the new standard on our financial statements at this time.

In February 2016, the FASB issued ASU No. 2016-02, "Leases," which, among other things, requires lessees to recognize most leases on-balance sheet. This will increase a lessee's reported assets and liabilities, in some cases very significantly. Lessor accounting remains substantially similar to current GAAP. ASU 2016-02 supersedes Topic 840, Leases. ASU 2016-02 is effective for us for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-02 mandates a modified retrospective transition method for all entities. While we are currently assessing the impact ASU 2016-02 will have on our consolidated financial statements, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under non-cancelable operating leases on our consolidated balance sheets, resulting in the recording of right of use assets and lease obligations. Our current minimum commitments under non-cancelable operating leases are disclosed in Note 9.

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

Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016. We adopted ASU 2016-09 on January 1, 2017. As a result of the adoption, we recorded a cumulative-effect adjustment for previously unrecognized excess tax benefits resulting from equity awards of $31.1 million in opening retained earnings and deferred tax assets as of January 1, 2017. The entire cumulative-effect adjustment was offset by an equal amount of additional valuation allowance, and accordingly the net impact on deferred tax assets and retained earnings was zero. The ending valuation allowance as of March 31, 2017, after adjusting for the cumulative-effect adjustment, is $154.9 million.

Beginning on January 1, 2017, we are recording excess tax benefits and tax deficiencies resulting from equity awards as a component of income tax expense. For the three months ended March 31, 2017, the excess tax benefit recorded in income tax expense was $0.2 million, which was offset by an increase in our valuation allowance. The adoption of ASU 2016-09 does not result in a change to classification of cash paid for employee taxes in the statements of cash flows. Cash paid for employee taxes have historically been recorded as cash flows from financing activities, consistent with the requirements of the new standard.

Note 13.    Restructuring

In May 2016, our board of directors approved a restructuring plan (the “2016 Realignment Plan”) to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, align our operations with evolving business needs and improve efficiencies. During the three months ended March 31, 2017, restructuring charges under the 2016 Realignment Plan included $0.4 million in employee termination costs and were included as restructuring expenses on our Consolidated Statements of Operations. The 2016 Realignment Plan included a reduction in our workforce that resulted in the termination of approximately 14% of our personnel across our global operations and was substantially completed by September 30, 2016.

The restructuring accrual, which is included in accrued payroll and related liabilities, is expected to be paid in full during the second quarter of 2017. Changes in the restructuring accrual during the three months ended March 31, 2017 were as follows (in thousands):

Severance Costs
Balance of restructuring accrual, December 31, 2016	$82
Charges incurred	442
Cash payments made	(99)
Balance of restructuring accrual, March 31, 2017	$425

Note 14.    Subsequent Events

On April 30, 2017, we entered into the Merger Agreement to be acquired by ESW Capital, through its affiliate Wave Systems Corp. Under the terms of the Merger Agreement, Acquisition Sub will commence the Tender Offer for all of the outstanding shares of our common stock for $5.25 in cash per share. Completion of the Tender Offer and the Merger is subject to customary closing conditions, including a majority of the outstanding shares having been tendered in the Tender Offer and clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. For more information about the Tender Offer and the Merger, please see the tender offer materials that Wave Systems Corp. Jazz Merger Sub and ESW Capital will file with the SEC upon commencement of the Tender Offer and the Solicitation/Recommendation Statement on Schedule 14D-9 that we will file with the SEC upon commencement of the Tender Offer.

Other than transaction expenses associated with the proposed Merger of $0.4 million for the three months ended March 31, 2017, the terms of the Merger Agreement did not impact our condensed consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements may be identified by the use of forward-looking words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect,” “target,” “contemplate,” “predict,” “potential,” “ensure,” or the negative or plural of these words or similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•	the closing of the Tender Offer and the Merger and the effects of its pendency on our operations and business;

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, ability to generate cash flow, mix of revenue streams, and ability to maintain future profitability;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	the effects of increased competition in our market;

•	the impact and effectiveness of the 2016 Realignment Plan;

•	the execution of our new business initiatives and changes in go-to-market strategies, product roadmap and development;

•	our ability to sell our products, successfully enter new markets and manage our international expansion;

•	our ability to timely and effectively acquire or develop new products that meet the needs and expectations of our market;

•	our ability to increase adoption of our platform by our customers’ internal and external users;

•	our ability to grow our external community business;

•	our ability to protect our users’ information and adequately address security and privacy concerns;

•	our ability to maintain an adequate rate of growth;

•	our future expenses;

•	our ability to effectively manage our growth;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	the attraction and retention of qualified employees and key personnel; and

•	other risk factors included under "Risk Factors" in this Quarterly Report on Form 10-Q.

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

Overview
We provide products that we believe improve business results by enabling a more productive and effective workforce through enhanced communications and collaboration both inside and outside the enterprise. Organizations deploy our products to improve the level of engagement, the quality of interaction and the overall relationship they have with their employees, customers and partners. Our products are primarily sold on a subscription basis, deployable in on-premise, hosted and cloud instances and used for internal or external communities. We generate revenues from product subscription license fees, as well as from professional service fees for strategic consulting, configuration, implementation and training.

Proposed Transaction with ESW Capital

On April 30, 2017, we entered into the Merger Agreement to be acquired ESW Capital, through its affiliate Wave Systems Corp. Under the terms of the Merger Agreement, Acquisition Sub will commence the Tender Offer for all of the outstanding shares of our common stock for $5.25 in cash per share. Completion of the Tender Offer and the Merger is subject to customary closing conditions, including a majority of the outstanding shares having been tendered in the Tender Offer and clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976.  For more information about the Tender Offer and the Merger, please see the tender offer materials that Wave Systems Corp. Jazz Merger Sub and ESW Capital will file with the SEC upon commencement of the Tender Offer and the Solicitation/Recommendation Statement on Schedule 14D-9 that we will file with the SEC upon commencement of the Tender Offer.

We sell our comprehensive Jive Platform across two principal communities: internally for employees within the enterprise and externally for customers and partners outside the enterprise. Internally focused communities comprised 78.6% of product revenues in the first three months of 2017 compared to 77.5% in the first three months of 2016. As the market opportunity for collaboration software within the enterprise continues to grow, we expect product revenues generated from internally focused communities to continue to be a higher percentage of our total revenues. However, we continue to believe there is a meaningful growth opportunity in the external community market as well, and are continuing to invest in our external community technology with the goal of growing market-share.

Our products are provided as cloud services with certain products also being available on-premise. In 2012, we released our first non-customizable version of our cloud-based platform, referred to as Jive Cloud, which is generally on a quarterly release cycle for new features and functionality. In the first three months of 2017, product revenues from all hosted and cloud deployments represented 67.0% of total product revenues compared to 70.0% in the first three months of 2016. With the increase in overall adoption by enterprises of cloud-based technologies, we anticipate over the long-term, cloud deployments of our platform will increase as a percentage of our revenue however may fluctuate from period to period.

Historically, we have generated the majority of our revenues from sales to customers within the United States. Revenues from customers in the United States accounted for 71.6% of total revenues in the first three months of 2017 compared to 73.5% in the first three months of 2016. We are continuing to focus on strengthening our direct sales presence and network of channel partners internationally, and we anticipate the percentage of our revenues generated outside of the United States will increase in the future.

On May 5, 2016, our board of directors approved the 2016 Realignment Plan designed to ensure that we have the correct cost structure and go-to-market strategies in place to achieve our desired corporate and operating results going forward, align our operations with evolving business needs and improve efficiencies. The 2016 Realignment Plan included a reduction in our workforce that resulted in the termination of approximately 14% of our personnel across our global operations and was substantially completed by September 30, 2016. In the three months ended March 31, 2017, we incurred charges of $0.4 million related to employee severance and benefits, and included them as restructuring expenses on our Consolidated Statements of Operations. Cash payments of $0.1 million were made during the three months ended March 31, 2017, with the remaining $0.4 million expected to be paid within the next three months.

In October 2016, we entered into a lease with Water Tower Fee Owner, LLC for approximately 12,500 square feet of office space in Campbell, California with occupancy beginning in March 2017. In October 2016, we separately entered into an amendment of our office lease with TTC Partners, LLC for our existing corporate headquarters in Palo Alto, California that provided for an early termination of such lease in March 2017.

In November 2016, we made the strategic decision to transition our cloud infrastructure to Amazon Web Services ("AWS"). The transition of our cloud infrastructure is intended to be substantially completed by the end of 2017 and is anticipated to drive greater customer value by accelerating delivery of new cloud functionality.

In December 2016, we received sponsorship from an existing customer for the Federal Risk and Authorization Program, or FedRAMP “in process” certification program.

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

Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our 2016 Annual Report on Form 10-K describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates. During the first three months of 2017, there were no significant changes in our critical accounting policies or estimates from those reported in our 2016 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2017.

New Accounting Pronouncements
See Note 12 of the Condensed Notes to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements.

Components of Results of Operations

We generate revenues primarily in the form of software subscription fees and professional services for strategic consulting, upgrade services, configuration, implementation and other services related to our software. We offer our products with subscription terms typically ranging from 12 to 36 months. In addition to license fees for our platform, our revenues include fees for sales of modules, premium support offerings, additional users and page views. While subscription-based licenses make up the substantial majority of our product revenues, we occasionally license our software to customers on a perpetual basis, with ongoing support and maintenance services. Revenues generated through the sale of subscription licenses also include fees, embedded in the total license fee, for updates and maintenance. We recognize revenue from professional services ratably over the subscription term when they are bundled with a subscription license, because we do not have vendor-specific objective evidence of fair value for all of our undelivered elements, including support and professional services. When professional services are sold on a standalone basis, the contract revenue is recognized as the services are delivered. These amounts, when recognized, are classified as professional services revenues on our Consolidated Statements of Operations.

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

We expect that cost of revenues will fluctuate in the future depending on new customer and billings growth and our need to support the implementation, hosting and support of those new customers. We also expect that cost of revenues as a percentage of total revenues could fluctuate from period to period depending on growth of our services business and any associated costs relating to the delivery of services, the timing of sales of products that have royalties associated with them, the amount and timing of amortization of intangibles from acquisitions and capitalized software development costs and the timing of significant expenditures. Additionally, we expect professional services gross margin to continue to be negative throughout 2017 as we continue to focus our professional services organization on strategic consulting, user adoption, enablement, and migration of customer communities to AWS.

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

The software development costs are being amortized on a straight-line basis over their estimated useful life and recorded as a component of cost of product revenues. Amortization of the capitalized costs begins when the associated product or enhancement is released. Through March 31, 2017, we have released all of the products and enhancements related to the $9.0 million of capitalized costs.

We make ongoing evaluations of the recoverability of our capitalized software by comparing the amount of capitalized software development costs for each product to the estimated net realizable value. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, we write off the amount by which the unamortized software development costs exceed net realizable value. There has been no impairment charge related to capitalized software development costs to date.

Capitalized software development costs consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Capitalized software development costs	$8,981	$8,981
Accumulated amortization	(6,100)	(5,305)
	$2,881	$3,676

Sales and Marketing
Sales and marketing expenses primarily consist of salaries, incentive compensation and benefits, travel expense, marketing program fees, partner referral fees and stock-based compensation. Sales incentive compensation is recorded as earned, and is earned at the time a customer enters into a binding purchase agreement while the associated revenue is recognized ratably over the subscription term. In addition, sales and marketing expenses include customer acquisition marketing, branding, advertising, customer events and public relations costs, as well as allocated facilities costs. We plan to continue investing in sales and marketing to expand our global operations, increase revenues from current customers and build brand awareness.

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

Restructuring
Restructuring expenses consist of severance and severance related benefits related to our 2016 Realignment Plan, which we announced in May 2016.

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

Results of Operations
The following tables set forth our statement of operations data, both in absolute dollars and as a percentage of total revenues (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2017(1)		Three Months Ended March 31, 2016(1)
Revenues:
Product	$47,033	93.9%	$46,526	91.8%
Professional services	3,050	6.1%	4,135	8.2%
Total revenues	50,083	100.0%	50,661	100.0%
Cost of revenues:
Product	11,300	22.6%	12,766	25.2%
Professional services	3,883	7.8%	5,669	11.2%
Total cost of revenues	15,183	30.3%	18,435	36.4%
Gross profit (loss):
Product	35,733	71.3%	33,760	66.6%
Professional services	(833)	(1.7)%	(1,534)	(3.0)%
Total gross profit	34,900	69.7%	32,226	63.6%
Operating expenses:
Research and development	11,713	23.4%	11,739	23.2%
Sales and marketing	16,999	33.9%	20,981	41.4%
General and administrative	6,984	13.9%	6,447	12.7%
Restructuring	442	0.9%	—	—%
Total operating expenses	36,138	72.2%	39,167	77.3%
Loss from operations	(1,238)	(2.5)%	(6,941)	(13.7)%
Total other expense, net	(107)	(0.2)%	(131)	(0.3)%
Loss before income taxes	(1,345)	(2.7)%	(7,072)	(14.0)%
Provision for income taxes	281	0.6%	337	0.7%
Net loss	$(1,626)	(3.2)%	$(7,409)	(14.6)%
Basic and diluted net loss per common share	$(0.02)		$(0.10)
Shares used in per share calculations	78,974		76,488

(1)	Stock-based compensation was included in our Consolidated Statements of Operations data as follows (dollars in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Cost of revenues	$540	1.1%	$616	1.2%
Research and development	1,017	2.0%	916	1.8%
Sales and marketing	854	1.7%	815	1.6%
General and administrative	1,602	3.2%	1,289	2.5%
Total stock-based compensation	$4,013	8.0%	$3,636	7.2%

Revenues

(Dollars in thousands)	Three Months Ended March 31,		Dollar Change	% Change
	2017	2016
Product	$47,033	$46,526	$507	1.1%
Professional services	3,050	4,135	(1,085)	(26.2)%
Total revenues	$50,083	$50,661	$(578)	(1.1)%

Product Revenues
The slight increase in product revenue in the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily the result of increased upsell within our existing customer base, partially offset by lower renewal rates and a decrease in customers on the Jive Platform. The average new customer initial contract size increased in the first three months of 2017 compared to the same period in 2016 as a result of our increased focus on enterprise customers.

Certain information regarding our revenues was as follows:

	Three Months Ended March 31,
	2017	2016
Dollar value of total revenues generated in the U.S.	$35.9 million	$37.2 million
Percentage of total revenues generated in the U.S.	71.6%	73.5%
Product revenues from hosted and cloud deployments as a percentage of total product revenues	67.0%	70.0%
Product revenues from on-premise deployments as a percentage of total product revenues	33.0%	30.0%
Percentage of Jive Platform revenues that represented internally focused communities	78.6%	77.5%
Percentage of Jive Platform revenues that represented externally focused communities	21.4%	22.5%

Renewal rates, excluding upsell, were in the low-80% range for transactions over $50,000 in the three-month period ended March 31, 2017. Renewal rates were in the mid-80% range for the three-month period ended March 31, 2016.

Professional Services Revenues
The decrease in professional services revenue in the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily due to a decrease in bundled services sold during the 2016 period compared to 2015 with the related reduction in revenue being realized in the current period, consistent with their bundled contract's subscription term. Professional services revenues as a percentage of product revenues declined to 6.5% in the three-month period ended March 31, 2017 from 8.9% in the same period in 2016 as a result of the reduction in bundled sales noted above. We expect these percentages to experience fluctuations as we focus our professional services organization on strategic consulting and migrating existing customers to the Jive Cloud, which requires less customization work to implement.

We offer professional services as both standalone and bundled services. When sold as standalone services, the contract revenue is recognized as the services are delivered. For our bundled services, the amounts are recognized ratably over the relevant subscription term. Standalone professional services revenues in the three-month period ended March 31, 2017 decreased $0.2 million compared to the same period in 2016. Bundled professional services revenues in the three-month period ended March 31, 2017 decreased $0.9 million compared to the same period in 2016.

Cost of Revenues and Gross Margins

Cost of Revenues: Product

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
Cost of revenues: Product	$11,300	$12,766	$(1,466)	(11.5)%
Products gross margin	76.0%	72.6%

Cost of revenues in the three-month period ended March 31, 2017 decreased $1.5 million, or 11.5%, compared to the same period in 2016. The decrease was primarily caused by lower depreciation and amortization expense of $0.6 million in the three-month period ended March 31, 2017 as related assets became fully depreciated. Also contributing to the decrease was a $0.4 million decrease in third-party royalty expense, primarily due to a decrease in services purchased from third-party vendors.

Cost of Revenues: Professional Services

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
Cost of revenues: Professional services	$3,883	$5,669	$(1,786)	(31.5)%
Professional services gross margin	(27.3)%	(37.1)%

Cost of revenues for professional services decreased $1.8 million in the three-month period ended March 31, 2017, or 31.5%, compared to the same period in 2016. The decrease was primarily a result of a 21% period-over-period reduction in headcount within our professional services organization, driven primarily by our 2016 Realignment Plan, which resulted in a $1.0 million decrease in salaries and benefits. Further, contributing to the decrease was a $0.7 million reduction in third-party consulting fees due to improved allocation of internal resources in the three-month period ended March 31, 2017 compared to the same prior year period.

Research and Development

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
Research and development	$11,713	$11,739	$(26)	(0.2)%
Percentage of total revenues	23.4%	23.2%

Research and development expenses in the three-month period ended March 31, 2017 were largely unchanged compared to the same period in 2016 as headcount within this portion of our organization remained consistent between periods.

Sales and Marketing

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
Sales and marketing	$16,999	$20,981	$(3,982)	(19.0)%
Percentage of total revenues	33.9%	41.4%

Sales and marketing expenses in the three-month period ended March 31, 2017 quarter of 2017 decreased $4.0 million, or 19.0%, compared to the same period in 2016. The decrease was primarily due to a reduction of $2.5 million in salaries and benefits expense as a result of a 28% decrease in headcount driven by the 2016 Realignment Plan. Further contributing to the decrease was our user conference, Jive World, which moved from being held in the first quarter of 2016 to being held in the second quarter of the current year and drove a $1.9 million reduction in trade show expense between periods. These decreases were partially offset by a $1.5 million increase in sales commissions due to an increase in attainment against sales commission plans in the quarter.

General and Administrative

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
General and administrative	$6,984	$6,447	$537	8.3%
Percentage of total revenues	13.9%	12.7%

General and administrative expenses in the three-month period ended March 31, 2017 increased $0.5 million, or 8.3%, compared to the same period in 2016. The increase was primarily related to an increase in stock-based compensation expense.

Restructuring

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
Restructuring	$442	$—	$442	NM
Percentage of total revenues	0.9%	—%

Restructuring expenses are related to our 2016 Realignment Plan, which was initiated during the second quarter of 2016, and consist of severance and severance related benefits.

Other Expense, net

	Three Months Ended March 31,		Dollar Change	% Change
(Dollars in thousands)	2017	2016
Other expense, net	$(107)	$(131)	$24	(18.3)%
Percentage of total revenues	(0.2)%	(0.3)%

Other expense, net in the three-month period ended March 31, 2017 was largely unchanged compared to the same period in 2016.

Provision For Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Provision for income taxes	$281	$337
Percentage of loss before income taxes	20.9%	4.8%

In the first three months of both 2017 and 2016, we recorded income taxes that were principally attributable to state and foreign taxes. We believe that the recognition of the deferred tax assets arising from future tax benefits as a result of our losses before provision for income taxes is not more likely than not to be realized. We therefore continued to record valuation allowances against our deferred tax assets and, accordingly, benefits generated related to losses were offset by increases in the valuation allowance.

Non-GAAP Key Metrics
In addition to GAAP metrics, such as total revenues and gross margin, we also regularly review short-term billings and total billings, both non-GAAP metrics, to benchmark our performance, identify trends affecting our business, allocate capital and make strategic decisions. We believe that these non-GAAP metrics offer valuable supplemental information regarding the performance of our business, and they will help investors better understand the sales volumes and performance of our business.

The following tables set forth a reconciliation of total revenues to short-term billings and total billings, respectively (dollars in thousands):

Short-Term Billings

	Three Months Ended March 31,		Dollar Change	% Change
	2017	2016
Total revenues	$50,083	$50,661	$(578)	(1.1)%
Deferred revenue, current, end of period	117,917	123,833	(5,916)	(4.8)%
Less: deferred revenue, current, beginning of period	(127,574)	(131,850)	4,276	(3.2)%
Short-term billings	$40,426	$42,644	$(2,218)	(5.2)%

Total Billings

	Three Months Ended March 31,		Dollar Change	% Change
	2017	2016
Total revenues	$50,083	$50,661	$(578)	(1.1)%
Deferred revenue, end of period	130,673	137,961	(7,288)	(5.3)%
Less: deferred revenue, beginning of period	(139,859)	(148,242)	8,383	(5.7)%
Total billings	$40,897	$40,380	$517	1.3%

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

Short-term billings decreased in the three-month period ended March 31, 2017 compared to the same period in 2016 as a result of lower renewal rates, as well as a reduction in customers on the Jive Platform. These factors were partially offset by increased upsell transactions within our existing customer base as well as an increase in the average new customer initial contract size as a result of our focus on enterprise customers. We continue to expect that the recent deceleration in short-term billings growth will negatively impact future revenue results.

Total billings slightly increased in the three-month period ended March 31, 2017 compared to the same period in 2016 as a result of increased upsell and multi-year commitments where the full amount was billed up front offset by lower renewal rates.

Liquidity and Capital Resources

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Cash provided by operating activities	$12,800	$9,517
Cash provided by investing activities	1,114	616
Cash used in financing activities	(977)	(705)
Increase in cash and cash equivalents	$12,937	$9,428

We have financed our operations primarily through issuances of preferred stock, borrowings under our credit facility, cash generated from customer sales and the proceeds from our initial public offering, which closed on December 16, 2011.

Our principal source of liquidity at March 31, 2017 consisted of $42.6 million of cash and cash equivalents, $76.1 million of short-term marketable securities and $1.6 million of non-current marketable securities. As of March 31, 2017, $2.1 million of our cash was held in foreign bank accounts. Our principal needs for liquidity include funding of our operating losses, working capital requirements and capital expenditures. We believe that our available resources are sufficient to fund our liquidity requirements for at least the next 12 months from March 31, 2017.

Free cash flow, which we define as cash flows provided by operating activities less principal payments on capital leases and purchases of property and equipment, was $11.9 million in the first three months of 2017. This is primarily due to the seasonality of our business that results in the first quarter typically being our highest quarter for cash collections.

(Dollars in thousands)	Three Months Ended March 31, 2017
Cash provided by operating activities	$12,800
Payments for purchase of property and equipment	(753)
Principal payments for capital leases	(102)
Free cash flow	$11,945

Cash from Operating Activities
Cash provided by operating activities was $12.8 million during the first three months of 2017 compared to cash provided by operating activities of $9.5 million in the first three months of 2016. Changes to our operating cash flows are historically impacted by changes in our billings and our timeframe to collect the cash from outstanding accounts receivable, or days billings outstanding, offset by funding our growth and working capital needs.

The $12.8 million of cash provided by operating activities in the first three months of 2017 resulted from a $19.6 million cash positive change in accounts receivable, as well as net non-cash charges of $6.9 million, partially offset by a $9.2 million decrease in deferred revenue and a net loss of $1.6 million. Net cash flows from operating activities during the three months ended March 31, 2017 increased $3.3 million over the same period a year ago, primarily due to a reduction in net loss between periods.

Cash from Investing Activities
Our primary investing activities have consisted of purchases of investments and property and equipment, primarily related to the build out of our data centers and leased facilities. The $1.1 million of cash provided by investing activities in the first three months of 2017 included $1.9 million provided by maturities and sales of marketable securities, net of purchases, partially offset by $0.8 million used for purchases of property and equipment the majority of which related to the build-out of our new Campbell, California headquarters.

Cash from Financing Activities
Our financing activities have consisted primarily of repayments under our revolving credit facilities and the net proceeds from the issuance of our common stock from employee option exercises and other equity awards. Cash used in financing activities of $1.0 million in the first three months of 2017 resulted from $0.6 million in principal payments on our term debt and $0.3 million in taxes paid related to the net settlement of equity awards.

Debt Arrangements

Revolving Loan and Term Loan Facility
We have a secured revolving loan facility and term loan facility with Silicon Valley Bank ("SVB") of up to $30.0 million. Revolving loans may be converted into term loans under the facility, with all outstanding term loans reducing the availability under the revolving loan facility. Interest is accrued, at our option, at (i) an adjusted LIBOR rate, plus a margin of 2.0% or 2.25%, or (ii) the prime rate, plus a margin of 0.25% or 0.50%, in each case with such margin determined based on our adjusted quick ratio.

On March 30, 2017, we entered into the Fifth Loan Modification Agreement with SVB, which extended the expiration of the agreement from May 23, 2017 to May 22, 2018.

At March 31, 2017, we had $0.6 million of outstanding letters of credit and no revolving or term loans outstanding after making final payment on our loan obligation during the first quarter of 2017. We were in compliance with all financial and restrictive covenants.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2016 Annual Report on Form 10-K, which was filed with the SEC on February 28, 2017.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business and Industry

The Tender Offer and the Merger, the pendency of the Tender Offer and the Merger or our failure to complete the Tender Offer and the Merger could have a material adverse effect on our business, operating results, financial condition and stock price.

Completion of the Tender Offer and the Merger is subject to customary closing conditions, including a majority of the outstanding shares having been tendered in the Tender Offer and clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. There is no assurance that all of the various conditions will be satisfied, or that the Tender Offer and Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Tender Offer and the Merger, including the risks detailed below.

Risks related to the pendency of the Tender Offer and the Merger

During the period prior to the closing of the Tender Offer and the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Tender Offer and the Merger on our business relationships, operations, results and business generally, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•
the possibility of disruption to our business and operations, including diversion of management time and resources, increased transaction costs, and the potentially negative impact on our relationships with our suppliers;

•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline or they leave the business, due to uncertainty regarding the Tender Offer and the Merger;

•
the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Tender Offer and the Merger, and other restrictions on our ability to conduct our business;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Tender Offer and the Merger;

•	the amount of the costs, fees, expenses and charges related to the merger agreement, the Tender Offer or the Merger; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Tender Offer or the Merger.

Risks that the Tender Offer or the Merger may be delayed or may not be completed
The Tender Offer or the Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure of a majority of the outstanding shares having been tendered in the Tender Offer; and

•	the failure to obtain clearance under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976;

•	potential future shareholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

•	the failure to satisfy the other conditions to the completion of the Tender Offer and the Merger, including the possibility that a material adverse effect on our business could occur.

Risks to our business if the Tender Offer and the Merger does not close
If the Tender Offer and the Merger does not close, our business and shareholders would be exposed to additional risks, including:

•
to the extent that the current market price of our stock reflects an assumption that the Tender Offer and the Merger will be completed, the price of our common stock could decrease if the Tender Offer and the Merger is not completed;

•
investor confidence could decline, shareholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Tender Offer and Merger; and

•	the requirement that we pay a termination fee of $10 million to Wave Systems, Corp. if we terminate the merger agreement under certain circumstances.

Risks related to the successful completion of the Tender Offer and the Merger
Even if successfully completed, there are certain risks to our shareholders from the Tender Offer and the Merger, including:

•
the amount of cash to be paid under the agreement governing the Tender Offer and the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•
the fact that, if the Tender Offer and the Merger are completed, shareholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

Litigation in connection with the Merger Agreement may be costly, prevent consummation of the Tender Offer and the Merger, divert management’s attention and otherwise materially harm our business.

Regardless of the outcome of any future litigation related to the Merger Agreement and the transactions it contemplates, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger Agreement and the transactions it contemplates may materially adversely affect our business, financial condition and operating results. Furthermore, if the Tender Offer and the Merger are not consummated as a result of litigation, the trading price of our common stock will likely drop because the current market price of our common stock reflects, at least in part, an assumption that the Tender Offer and the Merger will be completed at the announced offer price of $5.25 per share. If the Tender Offer and the Merger are not consummated, for any reason, litigation could be filed in connection with the failure to consummate the Tender Offer and the Merger. Any litigation related to the Tender Offer and the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, or otherwise materially harm our operations and financial performance.

The Merger Agreement imposes restrictions on the operation of our business prior to closing, which could adversely affect our business.

Pursuant to the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures, until the Merger becomes effective or the Merger Agreement is terminated. These restrictions may prevent us from taking actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations.

We have a history of cumulative losses and we do not expect to have sustained profitability for the foreseeable future.

We have incurred losses in each of the last eight years and in the first three months of 2017, including a net loss of $1.6 million in the first three months of 2017, $14.0 million in 2016 and $34.9 million in 2015. At March 31, 2017, we had an accumulated deficit of $334.1 million. As we continue to invest in development of our solutions and international operations and changes to our sales and marketing efforts, our operating expenses may continue to increase. Further, the changes to our sales and marketing efforts are designed to align more closely with our go-to-market strategies, and increase our focus on the large and mid-sized enterprise segments. The alignment to these markets may not result in increases in our revenues or billings or provide the gross margin improvements we anticipated, which may result in us undertaking additional cost savings initiatives or identifying opportunities to achieve greater efficiencies in how we conduct our business. Additionally, the cost savings initiatives we have implemented in connection with the 2016 Realignment Plan, and any cost savings initiatives we implement in the future, may not achieve their intended results and could materially and adversely affect our business, billings, revenue, renewal rates and operating results.

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

In order for us to improve our operating results and continue to grow our business, it is important that we continually attract new customers and that existing customers renew their subscriptions with us when their existing contract term expires. Our existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and we cannot accurately predict renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with our products and our customer support, the level of usage of our platform within their enterprise, the frequency and severity of outages, our product uptime or latency, the pricing of our, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in our customers’ strategies regarding enterprise collaboration tools. If our customers renew their subscriptions, they may renew for fewer users or page views, for shorter contract lengths or on other terms that are less economically beneficial to us. For the quarter ended March 31, 2017, our renewal rates, excluding upsell, were in the low-80% range for transactions over $50,000, and we expect them to continue to fluctuate in future periods. If customers enter into shorter initial subscription periods, the risk of customers not renewing their subscriptions with us would increase and our billings and revenues may be adversely impacted. We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their agreements or renew on less favorable terms, our revenues may grow more slowly than expected or decline and our billings may be adversely impacted.

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

We sell our products primarily through our direct sales organization, which is comprised of inside sales and field sales personnel located in a variety of geographic regions, including the United States, Canada, the Asia Pacific region and Europe. Sales outside of the United States represented approximately 28%, 27% and 27% of our total revenues in the three months ended March 31, 2017 and the fiscal years ended December 31, 2016 and 2015, respectively. As we continue to expand sales of our products to customers located outside the United States, our business will be increasingly susceptible to risks associated with international operations. However, we have a limited operating history outside the United States, and our ability to manage our business and conduct our operations internationally, particularly in new geographies, requires considerable management attention and resources and is subject to particular challenges of supporting a business in an environment of diverse cultures, languages, customs, tax laws, legal systems, alternate dispute systems and regulatory systems. The risks and challenges associated with international expansion include:

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

The availability of our platform could be interrupted by a number of factors, including disaster events at our hosting facilities or our hosting providers' facilities, our customers’ inability to access the Internet, the failure of our network or software systems due to human or other error, security breaches or inability of the infrastructure to handle spikes in customer usage. We may be required to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur resulting from certain of these events. In December 2013, we experienced a hosting outage, which impacted several of our U.S. customers for up to 11.5 hours, as well as shorter outages in March 2014 and April 2015. Additionally, in November 2015, we experienced a hosting outage which resulted in varying periods of downtime during an approximately nine hour time period affecting several of our U.S. customers and, in April 2017, we experienced a hosting outage which affected certain of our customers hosted in our Phoenix data center and resulted in varying periods of downtime ranging from four to 10 hours. The duration of the outage ranged from 4 hours to 10 hours with the majority of instances up in 7 hours. As a result of these outages, we provided service credits to certain customers. Service credits provided to date have not been material, both individually and in the aggregate. If we experience similar outages in the future, we may experience customer dissatisfaction, the termination of customer contracts, potential contract liability and potential loss of confidence, which could harm our reputation and impact future revenues from these customers.

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

The result of the referendum means that the long-term nature of the U.K.’s relationship with the EU is unclear and that there is considerable uncertainty as to when any such relationship will be agreed and implemented. U.K. Prime Minister Theresa May triggered Article 50 of the Lisbon Treaty on March 29 2017 and the U.K. is expected to officially leave the EU no later than April 2019. Once the U.K. leaves the EU, it is unclear what trade agreements the U.K. will reach with the EU and also with other countries around the world and this will affect tariff agreements. Further, it is unclear to what extent EU regulation currently in effect in the U.K. will remain in place. In the interim, there is a risk of instability for both the U.K. and the EU, which could adversely affect our results, financial condition and prospects.

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

Item 6.    Exhibits

The following exhibits are filed herewith or incorporated by reference hereto and this list is intended to constitute the exhibit index:

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated Bylaws.(2)

10.1	Fifth Loan Modification Agreement, dated as of March 29, 2017, by and between Jive Software, Inc. and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 3.2 to Form S-1 file number 333-176483 as declared effective by the Securities and Exchange Commission on December 12, 2011.

(2)	Incorporated by reference to Exhibit 3.14 to Form 8-K filed May 1, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JIVE SOFTWARE, INC.

Dated:	May 10, 2017	/s/ ELISA STEELE
Elisa Steele
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ BRYAN J. LEBLANC
Bryan J. LeBlanc
EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)